Form 10-K
period 2004-12-31
Odimo INC
filed 2005-03-31
CIK 1292026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51161
Odimo Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3607813
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14001 N.W. 4th Street, Sunrise, Florida (Address of Principal Executive Offices)	33325 (Zip Code)
(954) 835-2233
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second quarter.
      The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 29, 2005 was 7,161,923.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2004 are incorporated by reference into Part III of this report.

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2004

PART I
Forward-Looking Statements
      This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability.
      Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors”. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Corporate Information
      Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Odimo Incorporated and our wholly-owned subsidiaries, Ashford.com, Inc., Diamond.com, Inc., Worldofwatches.com, Inc, D.I.A. Marketing, Inc., Millennium International Jewelers, Inc. and 1-888-watches, LLC, and their predecessors.

Item 1.	Business
Overview
      Odimo is an online retailer of current season brand name watches and luxury goods, high quality diamonds and fine jewelry. We seek to create long-term relationships by offering a broad selection of appealing merchandise. Our websites collectively showcase over 2,000 watch styles from brands such as Tag Heuer, Omega and Movado; a large assortment of luxury goods, such as designer handbags and fashion accessories, fragrances and sunglasses, from brands such as Prada, Gucci and Fendi; more than 25,000 independently certified diamonds; and a wide range of precious and semi-precious jewelry. We sell brand name goods at discounts to suggested retail prices, and diamonds and fine jewelry at competitive prices.
      We provide our customers with informative websites that are convenient and easy-to-navigate. Our websites feature informational resources such as a “Learning Center” and a “Glossary of Watch Terms” that provide detailed product information. These efforts are supplemented with a call center staffed by trained personnel who provide product support as well as information on payment options and shipping alternatives. We feature diamonds that are graded and certified by the Gemological Institute of America (GIA), the world’s preeminent diamond grading organization. We offer GIA certificates online for customers to review before a purchase decision is made. Customers can shop 24 hours a day, seven days a week on our websites and can use interactive search functions to find desired products quickly. Diamonds, watches and fine jewelry may be returned up to 30 days (and all other products we sell may be returned up to 15 days) from ship date for exchange or a full refund of the purchase price (exclusive of shipping and handling costs) provided the item is unworn, has not been sized or altered and is returned with all original packaging, security tags and documentation. We also provide an in-house service center for our watches and fine jewelry.

      We operate the following three websites:

•	www.diamond.com features independently certified diamonds, fine jewelry and brand name watches, and accounted for approximately 39% and 39% of our net sales during the years ended December 31, 2003 and 2004, respectively.

•	www.ashford.com features brand name luxury products, including watches, fine jewelry, designer handbags and accessories, home accents, fragrances, sunglasses and fine writing instruments, and accounted for approximately 35% and 39% of our net sales during the years ended December 31, 2003 and 2004, respectively.

•	www.worldofwatches.com features a large selection of brand name watches, and accounted for approximately 26% and 22% of our net sales during the years ended December 31, 2003 and 2004, respectively.
      We commenced operations in 1998 by offering diamonds and a limited selection of jewelry products through the website www.diamonddepot.com. In early 2000, we began operating two websites, www.diamond.com and www.worldofwatches.com, through which we offered an expanded product line that included a large selection of brand name watches and a broader selection of diamonds and fine jewelry. In December 2002, we purchased the domain name www.ashford.com. In January 2003, we re-launched the www.ashford.com website and began offering luxury goods such as brand name handbags and other fashion accessories, fine writing instruments, home accents, fragrances and sunglasses. Since 2003, we have focused and intend to continue to focus our marketing efforts primarily on the www.ashford.com and www.diamond.com websites.
Industry Overview

Growth of the Internet and Online Commerce
      Internet usage and online commerce continue to grow worldwide. According to U.S. eCommerce Overview: 2004 to 2010, Forrester Research, Inc., online purchases by U.S. consumers are expected to grow from approximately $145 billion in 2004 to approximately $316 billion by 2010. This increase can be attributed to factors such as a growing awareness of the convenience of online shopping, an expanded range of products available online, improvements in security and electronic payment technology and increased access to broadband Internet connections which facilitate online shopping.
      In addition to the benefits available to consumers, online commerce also offers a significant number of advantages to retailers. Managing and maintaining an online retailing website is generally less costly than operating multiple physical storefronts. Online retailers can efficiently market to a large and geographically diverse customer base while fulfilling sales from a single centralized location. Online retailers can also quickly react to changing consumer tastes and preferences by efficiently adjusting their featured selections, editorial content, shopping interfaces, pricing and visual presentations. Online retailers can more easily compile demographic and behavioral data about their customers that increase opportunities for direct marketing and personalized services. These benefits must be evaluated against a number of challenges such as drawing visitors to websites and converting them to customers; the inability for customers to physically inspect, try on or use the high priced diamonds, jewelry and luxury goods to determine the product’s authenticity; and concerns about security and privacy.

The Luxury Goods Market — Size
      We focus on the retail sale of jewelry and watches, a market that the U.S. Department of Commerce, estimated at approximately $54.0 billion in 2003. The Jewelers of America 2003 Cost of Doing Business Survey estimated that the diamond and diamond jewelry market represented approximately 47% of retail jewelry sales and according to MarketLooks, the domestic watch and clock market represents $7.6 billion in retail sales annually. We also feature luxury goods such as designer handbags and fashion accessories, fragrances and sunglasses. We believe this market, like the jewelry and watch market, benefits from consumers’ growing aspiration for brand name goods and fashion trends that encourage the ownership of multiple pieces of jewelry, watches and other luxury goods. A small but growing part of our business is focused on home accents and domestic furnishings, a market benefiting from historically high levels of home ownership.
      Forrester Research estimates that $2.0 billion of jewelry and luxury goods were sold online in 2003, representing 1.75% of total online purchases in 2003. In addition to competitive prices, online retailers offer consumers convenience and facilitate comparison-shopping. For example, according to Feedback Research, for Mother’s Day, over 50% of U.S. consumers use the web to buy or research gifts, of which 12% buy jewelry online. Forrester Research projects that the online jewelry and luxury goods market will grow to $7.0 billion in 2010, representing a 19.6% compound annual growth rate from 2003 and that online purchases will represent 14% of the total purchases in 2010.

The Luxury Goods Market — Distribution Channels
      Brand name watches and luxury goods generally command a premium based on brand prestige, as well as product style and quality. To develop and maintain a brand, owners often invest significant resources in the design, production, packaging and marketing of their products. In addition, some brand owners seek to control the distribution of their products. In many cases, only a limited number of retailers, often in prime locations, are authorized to sell a brand owner’s products. These retailers purchase brand name goods either directly from the brand owners or from their authorized distributors. In order to acquire such goods, a retailer often commits to the brand owner’s marketing and pricing guidelines and agrees to purchase a brand’s full product line.
      Retailers may also acquire authentic, brand name watches and other luxury goods from sources outside of a brand owner’s authorized distribution channels. These alternative channels which are referred to as the parallel market, can develop as a result of differences in the price or supply of products in different parts of the world. In these circumstances, products originally intended by a brand owner to be sold in a foreign country are imported into the United States and resold in the parallel market. Parallel markets may also develop when brand owners fail to prohibit their authorized distributors in the United States from selling to unauthorized retailers. Parallel markets offer a number of advantages, including lower product costs and greater flexibility in pricing below suggested retail prices. Parallel market goods, however, may be difficult to acquire, as relationships with suppliers are usually informal and not easy to establish and there are legal, legislative, regulatory and customs risks associated with such goods, which are outlined in “Risk Factors” below. In addition, purchasers on the parallel market must develop procedures to ensure they do not infringe on the rights of brand owners or inadvertently purchase goods that are counterfeit or stolen.

The Luxury Goods Market — Diamonds and Fine Jewelry
      The diamond and fine jewelry supply chain is complex and involves multiple intermediaries, including diamond miners, rough diamond dealers, diamond cutters, diamond wholesalers, jewelry manufacturers, jewelry wholesalers and jewelry retailers. Based on the experience and knowledge of our management, personnel and stockholders, we believe a majority of diamond and fine jewelry retailers utilize the following supply chain:
      A small number of diamond mining companies dominate worldwide production. De Beers S.A., the world’s largest diamond mining company, estimates that it supplies approximately two-thirds of the world’s diamonds by value. De Beers S.A. and other mining companies, generally sell uncut, rough diamond stones to a limited network of rough diamond dealers with whom they maintain relationships. These dealers either cut the rough stones themselves to produce diamonds or sell them to diamond cutters. Once cut, the diamonds are typically sold to wholesalers and jewelry manufacturers.

      After passing through one or more wholesalers or distributors, diamonds and fine jewelry are sold to consumers through a variety of jewelry retailers. The United States diamond and jewelry retail market consists primarily of small, independent stores, regional competitors and a limited number of national retail chains, such as Tiffany & Co., Zales and Signet PLC’s Kay Jewelers. According to 1997 United States Census Bureau statistics, there were over 28,000 jewelry stores in the United States and 95% of all retailers operated a single store. As a result of the multiple intermediaries required to support this fragmented group of retailers, significant costs are incurred and passed on to the end consumer.
      Independently prepared diamond certificates have become increasingly relied upon by buyers as a means of assessing diamond quality. These certificates describe a diamond’s characteristics against highly standardized criteria, such as the four C’s (cut, clarity, color and carat weight), as well as imperfections, polish and symmetry. While there are several different, independent organizations that provide diamond grading certifications, the Gemological Institute of America (GIA), a non-profit organization, is widely-recognized as a leader in diamond grading, gem identification and research.
Challenges Facing Traditional Retailers
      We believe that store-based retailers of brand name watches, luxury goods, high quality diamonds and fine jewelry face a number of challenges in providing a satisfactory shopping experience:

•	Limited Product Selection. Shelf space limitations and inventory carrying costs restrict the variety of goods carried by any single store. Consumers often find it challenging to locate a desired product.

•	High Retail Prices. The high cost structure of operating stores, a result of factors such as rent, labor, taxes, and other store operating costs, often require traditional retailers to sell goods at a significant markup to wholesale prices.

•	Less Certainty Regarding Quality and Value. Based on management’s in-store and online research, we have determined that many traditional jewelers do not provide independent certification for a majority of their diamonds from an independent, non-profit agency, such as the GIA. As a result, their customers may be less certain of the quality and, therefore, the fairness of prices for diamonds and fine jewelry.

•	Inability to Easily Compare Prices. Shopping in traditional retail locations is often inconvenient due to limited business hours and the time involved in traveling to multiple locations to compare prices.

•	Uncomfortable Environment. Commission-based sales personnel can make customers of traditional retailers feel pressured to make a purchase decision.
Our Value Proposition
      We believe that consumers will increasingly use the Internet to purchase brand name watches, luxury goods, high quality diamonds and fine jewelry given the variety of products, competitive prices, wealth of product information and convenience available online. Through our three websites, we believe that we offer value to a broad range of customers by providing:
      Broad Product Selection. We are able to provide a broad selection of luxury goods, diamonds and jewelry because we are not subject to physical shelf space constraints or the cost of carrying physical inventory at multiple store locations.
      Current Season Merchandise. Substantially all of the products we offer are current season, in contrast to many other online retailers that primarily offer closeout merchandise. We generate sales and promote customer loyalty by continually evaluating fashion trends and updating our product offerings.
      Attractive Prices. We offer substantially all of our brand name watches and other luxury goods below traditional retail prices since we buy goods in the parallel market on favorable terms and we believe we are not restricted by vendor price guidelines. Our relationship with The Steinmetz Diamond Group allows us to purchase diamonds at cash market prices. Cash market prices are typically the lowest available wholesale price where the buyer pays the seller cash at the time of sale, and reflect a discount of 5.0% to 7.5% from prices for diamonds purchased on a credit basis. These prices are generally available only to Steinmetz’s largest customers. Our relationship with Steinmetz also enables us to avoid markups imposed by layers of intermediaries ordinarily found in the supply chain. As a result, we are able to sell diamonds at competitive prices.
      Product Quality Assurance. We promote customer confidence by featuring brand name watches and luxury goods. We offer warranties on the watches we sell that are in some cases of a longer duration than manufacturer warranties and feature independent grading certificates from the GIA on all diamonds that we sell that enable our customers to objectively compare the quality and value of our diamonds.
      Positive Shopping Experience. Our easy-to-navigate websites display our products 24 hours a day, seven days a week and allow our customers to complete their purchases in a timely manner. Our websites provide our customers with clear and detailed information about our products. For example, our websites provide customers the ability to select a diamond by carat, clarity, color, cut or price, and to view it in a variety of mountings and settings through our “Design Your Ring” feature. We display our most popular rings in our recently launched “Engagement Ring Showcase.” In addition, our sales support staff is trained to answer a broad range of questions regarding product styles, features and technical specifications, as well as to provide product recommendations. Our www.diamond.com website was recently ranked second (out of over 140 online retailers) in terms of customer experience in the 2004 Online Retail Study for Customer Focused Excellence conducted by Future Now Inc.
      Prompt Fulfillment and Responsive Customer Service. We maintain an inventory of our most popular styles and sizes of diamonds and almost all of our branded luxury goods, enabling us to ensure prompt order fulfillment and delivery to our customers. Our customer service representatives are available during extended business hours and are trained to track and document customer inquiries and feedback, allowing us to improve the overall quality of our products and service. We have a 15- or 30-day return policy on most of our products, and offer free shipping and gift-wrapping. We also offer to customers, through a program managed by a third party, a deferred payment option for purchases over $250 with customers having the option to make payments within 90 days with no financing charge. Under this program, which is non-recourse to us, the third party assesses the credit history and credit worthiness of our customers.
Our Growth Strategy
      Our objective is to offer a broad selection of appealing merchandise at competitive prices and to expand our customer base and promote repeat purchases while maintaining an efficient cost structure. Key components of this strategy include:
      Attract New Customers. We intend to increase our customer base by maintaining and expanding our relationships with Internet portals and search engines such as MSN, Google, Yahoo/ Overture and AOL. We plan to increase our online advertising expenditures with these companies and other online portals, websites and search engines. We will continue to utilize website promotions, affiliate programs and targeted email and registration campaigns to convert visitors into customers. In November 2004, we also entered into an agreement with Amazon.com that enabled us to become a third party merchant on Amazon.com.
      Create Lifetime Customers. We strive to create long-term relationships with our customers. We believe that our broad assortment of luxury goods encourages customers to return to our websites to make repeat purchases. For example, a customer that purchases an engagement ring from us may return to purchase gifts for other occasions such as Valentine’s Day, Mother’s Day and Christmas. We seek to capitalize on these customer relationships by utilizing new programs such as “wish lists” and personalized e-mail campaigns.

      Expand Diamond and Diamond Jewelry Sales. We intend to increase our sales of diamonds and diamond jewelry. In March 2004, we entered into an agreement with The Steinmetz Diamond Group through its affiliate SDG Marketing, Inc., which enables us to purchase a broader selection of diamonds at favorable prices. We also began to purchase additional diamond jewelry from The Steinmetz Diamond Group’s new manufacturing facility in India in the latter part of 2004. We plan to capitalize on our relationship with Steinmetz and other diamond dealers by increasing our online marketing expenditures to attract new customers for our diamonds and diamond jewelry.
      Reduce Inventory Exposure. We intend to continue to minimize the inventory risk associated with our diamond business by sourcing our most popular styles from Steinmetz. Also, in a manner similar to other online retailers, we offer diamonds owned by third party suppliers that we purchase only after we have received an order.
      Pursue Operating Efficiencies. We will seek to improve our operating efficiencies and increase our margins as we grow our business. We continue to refine our online business model by increasing the effectiveness of our marketing programs and by leveraging our relatively fixed cost technology and fulfillment infrastructure. We will also attempt to keep our shipping costs and delivery times low while maintaining a broad selection of available products.
      Build the Ashford® Brand. For the Christmas 2004 holiday season, we launched a line of Ashford branded watches assembled in Switzerland. Our strategy is to offer watches that are lower in price but comparable in style and quality to the other brand name watches that we sell. We believe that the high brand awareness of the Ashford name and our ability to outsource the manufacture of these watches will allow us to generate attractive margins on these products.
Our Websites
      Our websites offer the convenience and flexibility of being able to shop for brand name watches and luxury goods, diamonds and fine jewelry 24 hours a day, seven days a week. Our websites provide a secure, informative and enjoyable shopping experience in an easy-to-use online format. Each website has an interactive search capability that allows our customers to search for products by different criteria, obtain product information and recommendations and participate in promotions and discounts.

www.diamond.com
      www.diamond.com is an online retailer of independently certified diamonds, precious and semi-precious jewelry and brand name watches. Although engagement diamonds and settings have historically been the website’s primary focus, www.diamond.com provides jewelry for all occasions. We promote customer education regarding key aspects of buying diamonds through a “Learning Center” and other user-friendly interactive areas. On www.diamond.com, customers can search for independently certified diamonds using criteria such as carat, clarity, color and cut, and can use the “Design Your Ring” feature to customize their purchase. We recently launched our “Engagement Ring Showcase” which illustrates some of our diamonds in a variety of our most popular mountings and settings. During the years ended December 31, 2003 and 2004, net sales of products offered on www.diamond.com comprised approximately 39% and 39%, respectively, of our total net sales.

www.ashford.com
      www.ashford.com provides a comprehensive online selection of brand name luxury goods, including watches, jewelry, designer handbags and accessories, home accents, fragrances, sunglasses and fine writing instruments. Brands featured on our website include Prada, Gucci, and Fendi. For the Christmas 2004 shopping season, we launched a line of Ashford® branded watches available exclusively on www.ashford.com. These watches are consistent in style and quality with our other brand name watches we sell, but at lower prices. Our Ashford branded watches are assembled in Switzerland with Swiss movements and are delivered to customers in attractive packaging emphasizing the Ashford brand. We anticipate that sales of our Ashford branded watches will generate higher margins than the other watches we offer on our websites. During the years ended December 31, 2003 and 2004, net sales of products offered on www.ashford.com comprised approximately 35% and 39% respectively, of our total net sales.

www.worldofwatches.com
      www.worldofwatches.com sells designer brand name watches such as Tag Heuer, Omega and Movado. This website provides detailed product information regarding automatic and quartz movements, water and scratch resistance, shock proofing, strap and case materials, warranties and maintenance. During the years ended December 31, 2003 and 2004, net sales of products offered on www.worldofwatches.com comprised approximately 26% and 22%, respectively, of our total net sales.
Supplier Relationships

Brand Name Watches and Other Luxury Goods

Parallel Market
      We acquire the majority of our brand name watches and luxury goods through the parallel market, an alternative distribution channel outside the control of brand owners. This market, which is sometimes referred to as the grey market, can develop as a result of brand owners’ attempts to build and control brand image by authorizing a difference in the price or supply of a product either between countries or different regions within the United States. To enhance distribution of products, we believe many brand owners do not implement procedures to limit the ability of third parties to purchase and sell goods in the parallel market. As a result, the parallel market comprises numerous suppliers from across the world for many brands and products. We believe that our parallel market purchases and subsequent sales to consumers are in compliance with existing legal and regulatory requirements.
      Our access to the parallel markets enables us to acquire genuine, current season merchandise instead of closeout merchandise like some of our competitors. Through the parallel market, we are able to purchase this merchandise at prices lower than could be purchased through a brand owners’ authorized distribution channels. Because we are not constrained by the pricing guidelines that authorized retailers must follow, we offer products below suggested retail prices while maintaining attractive margins.
      During the years ended December 31, 2003 and 2004, 78% and 77%, respectively, of the aggregate dollar value of our brand name watches and luxury goods were purchased from suppliers in the parallel market and the remainder was purchased directly from brand owners and authorized distributors. Our suppliers in the parallel market are located in the United States, Canada, Europe and the Far East and are typically wholesalers who acquire products either directly or indirectly from brand owners or their authorized distributors. We have long standing relationships and experience with our parallel market suppliers developed through several years of watches and luxury goods retailing. We have met many of our suppliers at trade shows and referrals from other suppliers over the past ten years and our buying team has maintained these relationships. We use a variety of suppliers and do not source a material amount of the aggregate dollar volume of our purchases from any individual supplier. Our buying team seeks to continuously build and strengthen our supplier relationships by maintaining brand sensitivity and increasing our supplier sales volume. In selecting inventory on the parallel markets, our buying team identifies the type and style of products it wishes to acquire based on past sales history and trends in the market. Our suppliers on the parallel market are chosen based on their ability to provide the necessary quantities of the desired product as well as their terms and pricing for that product. After our buying team chooses the supplier, we submit a written purchase order for the merchandise. After delivery and inspection of the purchased products, we pay for the products in accordance with the terms of the purchase order. In certain circumstances we are required to pay a portion or all of the purchase price for goods prior to inspection.

Our Policies and Procedures
      Since we source most of our products from the parallel market, we attempt to minimize our risk of purchasing stolen or counterfeit goods by following strict product sourcing policies and procedures. Our product sourcing and quality control policies and procedures for watches and other luxury goods include (i) purchasing products only from suppliers with whom we have a pre-existing relationship or to whom we have been referred; (ii) performing background checks on new suppliers and their officers through recognized search firms and other vendors; and (iii) performing in-house product inspection upon receipt of products. By purchasing products only from suppliers with whom we have a pre-existing relationship and have never had a material dispute, we believe we minimize our exposure to stolen goods. Our background checks enable us to obtain publicly available information on suppliers and their principals including information related to (1) the suppliers’ litigation history and court records, (2) the other entities for which the supplier’s principals have served as officers and directors and (3) liens on the supplier’s property. In addition to performing background checks on new suppliers, we solicit information on the reliability of new suppliers from our existing suppliers and other vendors.
      Our in-house product inspection procedures include reviewing source documentation evidencing the purchase of the merchandise in bona fide transactions from brand owners, authorized distributors of brand owners or retailers for all of our products other than watches, ensuring that the merchandise and the packaging bear the brand name, logo or criteria of authenticity of the manufacturer as applicable by examining the look and placement of factory markings and emblems inspecting the workmanship (in the case of handbags) of fabrics, seams, zippers, clasps, straps, and linings to ensure it is consistent with the product’s reputation and that materials are without blemish or flaw, and determining whether the merchandise is damaged or has been tampered with.
      In addition, by purchasing each type and style of luxury good and watch on the parallel market in significant quantities, we minimize the risk of purchasing stolen goods. Theft of these types of products rarely occurs in such larger quantities and, when it does, information on such theft typically is quickly disseminated among purchasers of such goods on the parallel markets. Other than purchasing products in significant quantities and purchasing products only from suppliers with whom we have a pre-existing relationship or to whom we have been referred, we do not undertake additional inventory acquisition procedures to ensure that the watches we purchase on the parallel market are not stolen. When purchasing goods other than watches, we also obtain source documentation from our suppliers evidencing that the merchandise was purchased in bona fide transactions from brand owners, authorized distributors of brand owners or retailers.

Ashford branded products
      For the Christmas 2004 shopping season, we launched a line of Ashford branded watches that we have designed. We source these watches through purchase orders with Elini Designs Corp. and Pacific-Concepts, two U.S.-based suppliers, to provide these watches. Under these purchase orders, we have ordered approximately $600,000 worth of watches, with 20% of the purchase price being in the form of a down payment and the remainder being paid upon delivery of the watches. These suppliers maintain relationships with Swiss-based firms that assemble the watches, as well as with manufacturers of the watch component parts. We have no direct arrangements and we have not directly negotiated with these Swiss-based firms. Based on information from our U.S.-based suppliers, we believe there is sufficient manufacturing and assembly capacity to meet our demands for these Ashford branded watches.

Diamonds and Fine Jewelry
      Our diamond sourcing model capitalizes on our close industry relationships to avoid several layers of supply chain intermediaries. We purchase and carry in inventory many of our most popular styles and sizes of diamonds to ensure availability and expedited delivery. We purchase many of our diamonds from SDG Marketing Inc., an affiliate of The Steinmetz Diamond Group. The Steinmetz Diamond Group, an international diamond dealer with offices in Antwerp, Tel Aviv, Mumbai, Johannesburg, New York and Chicago, includes several companies that purchase diamonds directly from the Diamond Trading Company. The Diamond Trading Company is the marketing arm of the De Beers Group, and sells about two-thirds of the world’s annual supply of rough diamonds by value. Its clients are known as “sightholders,” and are carefully chosen for their diamond and marketing expertise. For the 2004-2005 period, the Diamond Trading Company has announced that there are only 84 sightholders (down from 120 sightholders in 2003-2004) of which Steinmetz is currently one. Beny Steinmetz, Daniel Steinmetz and Nir Livnat, all beneficial owners of our common stock, are the beneficiaries of several trusts and foundations which own several of the companies which comprise the Steinmetz Diamond Group, including SDG Marketing, Inc., the entity we have a supply agreement with. There is no assurance that Steinmetz will continue to be a sightholder after 2005. Steinmetz’s relationship with the Diamond Trading Company provides Steinmetz with direct access to a broad selection of diamonds. Our supply arrangement with Steinmetz gives us access to this wide selection at cash market prices. Cash market prices are typically the lowest available wholesale price where the buyer pays the seller cash at the time of sale, and reflect a discount of 5.0% to 7.5% from prices for diamonds purchased on a credit basis. Under our contract with Steinmetz, however, we can defer payment on diamonds we purchase up to 180 days which substantially reduces our working capital needs. In addition, Steinmetz allows us to return unsold goods, which reduces our inventory risk and carrying costs. In March 2004 (as amended in June 2004), we entered into an agreement with Steinmetz (through SDG Marketing), pursuant to which SDG Marketing is obligated to provide us with a replenishable inventory of independently certified diamonds with a value equal to a minimum of $4.0 million, $5.0 million and $6.0 million for each of the years ending November 30, 2004, 2005 and 2006, respectively. In addition, we granted Steinmetz the right of first refusal to provide us diamonds and fine jewelry based on our projected purchase needs.
      We also have an informal arrangement with Philippe Diamond Corp. to purchase diamonds on favorable terms and conditions but this arrangement does not include any inventory supply obligations. During the year ended 2004, the diamonds that we acquired from Philippe represented approximately 15      % of our net sales of diamonds. We have not entered into a formal agreement with Philippe because the amount of diamond inventory we have purchased from Philippe has been historically low.
      As demonstrated in the chart below, our diamond sourcing model enables us to bypass multiple layers of intermediaries.
      In addition to our diamond inventory, like other online retailers, we have access to additional diamonds that we purchase from third party suppliers only after we receive a customer order. This allows us to offer a broader selection of diamonds and diamond jewelry without incurring the carrying costs and risks of holding them in our inventory. These third party suppliers generally ship the diamond or diamond jewelry to us in one or two days and we then deliver the products to our customers through our normal fulfillment process.
      We currently acquire our fine jewelry directly from manufacturers on a worldwide basis. We identify manufacturers with high value products by capitalizing on our management’s extensive experience in jewelry retailing. The Steinmetz Diamond Group has established a manufacturing facility in India that will produce an assortment of diamond jewelry. We commenced purchasing high quality diamond jewelry on a favorable basis from The Steinmetz Diamond Group in late 2004, when this facility became fully operational.
Marketing
      Our marketing strategy is designed to generate consumer traffic by increasing awareness of our websites. We seek to acquire customers efficiently, build upon our customer base and increase repeat purchases. All three of our websites have experienced growth in customers and visitors from 2003 to 2004, as evidenced through data compiled by us through third party software, information received from our portal partners and measurement tools on our websites.

      The profile of our customer base on each of our websites is different. www.ashford.com appeals to the luxury goods consumer and has a higher concentration of customers who are women over the age of 35. www.diamond.com appeals to the diamond and fine jewelry consumer and has a higher concentration of customers who are men over the age of 30. www.worldofwatches.com appeals to a younger customer base.
      Our marketing and advertising efforts consist primarily of the following initiatives:

•	Portal and Targeted Website Advertising. We utilize banner advertisements and purchase selected keywords on search engines and product data feeds on websites with high traffic volumes. We currently maintain portal and advertising relationships with, among others, MSN, Google, Yahoo/ Overture and AOL. Search engines, portals and other advertisers are compensated by us on a fixed fee (cost is based on the provision of a specific set of marketing activities) or a pay-for-performance basis (costs are strictly tied to some measure, typically sales). We have also recently entered into a one year agreement with Amazon.com to offer our products on Amazon.com’s marketplace. Under this agreement Amazon.com receives a percentage of the revenue generated from the sale of our products on its marketplace. This percentage is within the range of commissions generally paid by merchants who offer products on Amazon.com’s marketplace. Amazon processes orders and we are responsible for fulfillment, customer service and merchandising.

•	Affiliate Program. We attract customers by participating in affiliate programs such as BeFree that extend the reach of our websites and draw customers from a variety of other websites. By joining our affiliate program, website publishers earn volume-based commissions by directing customers to our websites. Currently, we have over 5,000 affiliate websites enrolled that actively promote our websites. Affiliates are generally compensated on a pay-for-performance basis.

•	Direct Marketing. We utilize an electronic direct marketing program to encourage repeat purchases, customer retention, prospect activation and referral business. This program increased substantially in the latter part of 2004 due to expanded functionality and a wider range of personalized offers. We utilize permission-based e-mail marketing to visitors who indicate a desire to continue to receive product recommendations and promotional discounts. We also utilize referral incentives, financing options, wish lists, birthday/anniversary event marketing and other similar programs.
Customer Service and Sales Support
      An important element of our sales strategy is to provide a high level of customer service and sales support. Our highly trained sales support staff provide detailed product information and guidance, which, together with the informative and educational aspects of our websites, promote customer confidence in their purchase decisions.
      We have a customer service and sales support center staffed by, depending on the time of year, approximately 30 to 100 representatives. This center utilizes automated email and phone systems to route traffic to our customer service and sales support representatives to provide personalized assistance. This center operates seven days a week during extended business hours. Each customer service representative completes a four to six-week training program that covers best practices to provide real time assistance in purchasing brand name watches, luxury goods, diamonds and fine jewelry as well as payment alternatives and shipping services. Our customer service representatives are also trained to track and document customer inquiries and feedback, allowing us to improve the overall quality of our products and service. We contact customers to measure customer satisfaction, and periodically utilize third parties to monitor the performance of our customer service and sales support representatives.
      We have a 30-day return policy on all of our brand name watches, diamonds and fine jewelry, and a 15-day return policy on all other merchandise. Most of the brand name watches that we offer do not include serial numbers, which invalidates the manufacturer’s warranty. To address potential consumer concerns, we offer our own warranty, which in many cases is of a longer duration than the manufacturer’s warranty. We also provide our watch customers with repair and battery replacement services. For our diamond customers, we provide independent certifications primarily from the Gemological Institute of America. On our websites, we prominently display all our warranties, guarantees and policies relating to security, shipping, refunds, exchanges and special orders.
Fulfillment Operations
      Our goal is to fulfill orders timely, securely and accurately. When an order is received and accepted, the merchandise is sent to assembly for packaging. In the case of selected jewelry orders, our on-site personnel perform setting and sizing. We inspect and track each product at all stages of the receiving and order fulfillment process. Customer orders are typically delivered within one to three business days, depending on the shipping method and the extent of customization required.
      We ship nearly all products via nationally recognized carriers. All shipments of products for which the cost of goods shipped is over $150 are shipped at no cost to the customer and are fully insured by a third party in case of loss or theft. We assume the risk of loss or theft on shipments of products for which the cost of goods shipped is less than $100.
      Our fulfillment center in Sunrise, Florida has security controls and restricted access and has been designed for the prompt receipt, storage and shipment of our products.
Technology and Systems
      We have established site management, customer interaction and distribution services and systems to process customer orders and payments. These services and systems use a combination of proprietary and commercially available licensed technologies. These applications are used to:

•	accept and validate customer orders;

•	enable customer service representatives to engage in real-time, online interaction with multiple customers simultaneously;

•	organize, place and manage orders with suppliers;

•	receive product and assign it to customer orders;

•	manage product shipments to customers based on various ordering criteria; and

•	manage inventory for stock replenishment.
      Our systems are based on industry-standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. We have implemented load balancing systems for the day to day operations and redundant servers to provide fault tolerant service. Our system hardware is located at our facilities in Sunrise, Florida, which has redundant communications lines and emergency power backup. We also have redundant systems at a location in Boca Raton, Florida.
Seasonality
      Our business has been highly seasonal, with peak sales occurring in late November and December during the holiday shopping season. The fourth quarter accounted for 39.4%, 43.8% and 41.2% of our net sales in 2002, 2003 and 2004, respectively. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We have also experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Competition
      We face competition from both traditional and online retailers of luxury goods and jewelry with greater brand recognition and resources, which may adversely affect our business. We currently or potentially will compete with a variety of competitors, including the following:

•	independent and chain stores that sell jewelry, watches or other luxury goods, such as Tiffany & Co., Zales and Signet PLC’s Kay Jewelers;

•	other online retailers that sell brand name watches and luxury goods, diamonds and fine jewelry, such as Amazon.com and Blue Nile;

•	department stores;

•	boutiques and websites operated by brand owners;

•	mass retailers that sell jewelry, watches and other luxury goods;

•	catalog and television shopping retailers; and

•	online auction houses and closeout retailers.
      We believe that the following are the principal competitive factors in our market:

•	product selection and availability;

•	price;

•	convenience;

•	website recognition;

•	site features and content;

•	functionality and ease of use;

•	order delivery performance; and

•	customer service.
      The primary bases on which we compete with online and traditional retailers in the market for brand name watches and luxury products, diamonds and fine jewelry are price, merchandise selection and customer service. We believe we offer current season luxury products, brand name watches and diamonds at prices that are competitive with or lower than many of our online competitors. In addition, we offer a broader product selection of current season luxury products, diamonds and watches than many of our online competitors. We believe we currently offer luxury products and watches at more attractive prices than many of our traditional store-based competitors. Also, due to extensive training of our customer service personnel, we believe we offer more responsive and informed customer service than many of our online and traditional store-based competitors. However, many of our current and potential competitors, particularly the traditional store-based retailers and the brand owners of products we sell, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to website and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors.
      Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Given our limited operating history, many of our competitors have significantly greater experience selling luxury products. Advances in technologies, such as price comparison programs that select specific items from a variety of websites may increase competition by directing customers to other online retailers.

Intellectual Property
      We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. The contractual restrictions include confidentiality and nondisclosure agreements with our employees, contractors, vendors and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our products and services are made available online. We have registered the following domain names: www.diamond.com, www.ashford.com, www.worldofwatches.com, www.odimo.com, and www.diamonddepot.com. We have registered trademarks for WorldofWatches.com, diamonddepot.com, 1-888-Watches and 1-888-Diamond. Our website designs, features and images are subject to federal copyright protection. We are also developing proprietary product lines that are and will be protected by federal trademark and copyright protection.
      There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, result of operations and financial condition. Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. For example, in August 2004, we settled for a nominal amount an action against us by Prada S.A. seeking an injunction and unspecified damages alleging that we sold counterfeit goods. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any claim of infringement against us could have a material adverse effect upon our business.
Government Regulation

Internet and E-Commerce
      We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to online commerce, as well as the secondhand watch statutes enacted in several states, as discussed below. However, as Internet use increases, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide personal information regarding our users to third parties. However, the adoption of additional consumer protection laws could create uncertainty in web usage and reduce the demand for our products and services.
      New laws or regulations may be enacted with respect to the Internet or existing laws may be applied or interpreted to apply to the Internet, which may decrease the use of the Internet or our websites or increase our costs of doing business. As use of the Internet continues to evolve, we expect that there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. Because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in that state or foreign country. We are qualified to do business only in Florida. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Decoded Watches
      We acquire most of the brand name watches we sell in the parallel market. As a result, many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states (in which net sales of decoded watches was approximately $6.0 and $4.5 million during the years ended December 31, 2003 and 2004, respectively) that have criminal statutes that prohibit the sale or possession of certain products that have been decoded. Among these 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. Certain state statutes have exceptions for goods that are not stolen or if there is no intent to defraud, deceive or misrepresent. However, other states have statutes that do not contain these exceptions. We are not aware of any case in any jurisdiction that has convicted anyone under these statutes for the sale of decoded watches that were not stolen.
      Based on our review of such statutes in these 41 states, we have determined that it is unlikely that our sales of decoded watches violate the laws in these states. This determination is subject to uncertainty because there are few reported decisions of courts interpreting these statutes, none of which involve the sale of watches. We believe, however, that the intended purpose of all of these statutes is to prevent the sale of stolen merchandise. If a court were to determine that our sale of decoded watches violates a state law, we could be subject to claims for damages, fines or other criminal penalties and be unable to continue to sell decoded watches in that state.
      We have developed and implemented policies and procedures to minimize the risk of acquiring stolen merchandise. To ensure that the luxury goods and watches we purchase on the parallel markets are not stolen, we only purchase products from suppliers with whom we have a pre-existing relationship or to whom we have been referred. We purchase decoded watches from either authorized distributors or their customers, and in each case these suppliers are permitted to sell watches to retailers, including Odimo. Serial numbers are removed from the watchcase of the decoded watches we sell but not from the watch movements. However, because we acquire most of our watches through the parallel market, there is a greater risk that we may inadvertently acquire stolen merchandise than would be the case if we acquired merchandise through brand owners’ authorized distribution channels. If we acquire and resell decoded watches that were stolen, there would be a greater risk of our sales violating these state laws.
      In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $4.6 million and $4.5 million during the years ended December 31, 2003 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturers warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
Employees
      As of March 29, 2005, we had 124 full-time employees. Of these employees, 29 were in fulfillment operations, 23 were in technology and development, 12 were in marketing, five were in merchandising, 34 were in customer service and 21 were general or administrative employees. We utilize part-time and temporary employees to respond to fluctuating seasonal demand around peak holiday periods. Our employees are not covered by a collective bargaining agreement and we consider our relations with our employees to be good.
Available Information
      We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our corporate Internet address is www.odimo.com.
Risk Factors
      You should carefully consider the risks and uncertainties described below, together with all other information included in this report, including the consolidated financial statements and the related notes herein, as well as in our other public filings, before making any investment decision regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our stock could decline and you could lose all or part of your investment.
Risks Related to Our Business and Industry

We have incurred operating losses since our inception. If we do not achieve operating profitability, we may need additional capital, and our stock price could suffer.
      We have incurred operating losses since our inception in 1998. As of December 31, 2004, our accumulated deficit was $68.9 million, including a net loss of approximately $7.1 million and $12.5 million for the years ended December 31, 2003 and 2004, respectively. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur approximately $12.0 million of costs and capital expenditures related to:

•	marketing, advertising and other promotional activities;

•	the expansion of our fulfillment operations, which includes supply procurement, inventory management, order receipt, packaging and shipment; and

•	the continued development of our websites and our computer network.
      Even if we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future or that we will meet our capital requirements. If we are unable to achieve or sustain profitability, or meet our capital requirements, we may need additional capital, and our stock price could suffer.

Because we do not have a predictable or guaranteed supply of brand name watches and luxury goods, we may lose customers and sales if we are unable to meet our customers’ demand for particular products.
      We do not have any written agreements or formal arrangements to acquire merchandise other than for diamonds and fine jewelry. As a result, we do not have a predictable or guaranteed supply of brand name watches and luxury goods. The availability of these products depends on many factors, including consumer demand, brand owner pricing and distribution practices, manufacturer production and fashion trends. If we are unable to acquire a sufficient supply and selection of products in a timely manner at competitive prices, we may lose customers and our sales could decline.

We acquire most of the brand name watches and luxury goods we sell through the parallel market, or grey market as it is also called, which increases the risk that we may inadvertently sell counterfeit or stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners, which could expose us to liability for intellectual property infringement claims and damage our reputation.
      Approximately 46% and 44% of our net sales (78% and 77% of our net sales excluding diamonds and fine jewelry) during the years ended December 31, 2003 and 2004, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.
      We have received in the past, and anticipate that we will receive in the future, communications from brand owners alleging that certain items sold through our websites infringe on such brand owners’ trademarks, patents, copyrights and other intellectual property rights. We may be subject to lawsuits by brand owners and their authorized distributors based on allegations that we sell physically materially different merchandise, counterfeit goods or stolen goods. For example, in August 2004, we settled for a nominal amount an action filed against us in March 2004 by Prada, S.A. seeking an injunction and unspecified damages alleging that we sold counterfeit goods. Claims by brand owners, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, or subject us to large claims for damages.

If brand owners take action to limit or prevent us from acquiring their products in the parallel market, we may not be able to find alternative sources of supply for such products at satisfactory prices or at all, which would result in reduced sales.
      Some brand owners such as Rolex and Raymond Weil have implemented, and are likely to continue to implement, procedures to limit the ability of third parties, including Odimo, to purchase products through the parallel market by designating an exclusive legal importer of their brands into the United States. In the event we acquire such products from distributors and other intermediaries who may not have complied with applicable laws and regulations, such goods may be subject to seizure from our inventory by the U.S. Customs Service, and the brand owner may have a civil action for damages against us. Such limitations or controls could affect our ability to obtain products at satisfactory prices, or at all. When we are aware of these policies we do not sell such brand names. However, we do not contact brand owners to determine whether such restrictions exist prior to purchasing these goods from our suppliers. If more brand owners adopt such a policy, the number of products we are able to sell will decrease. Brand owners may also decide to more closely monitor their distribution chain, to prevent their authorized distributors from selling goods in the parallel markets.
      Courts could find that we have tortiously interfered with contractual arrangements between a brand owner and its authorized wholesalers and retailers where those contractual arrangements restrict authorized wholesalers and retailers from selling to entities, such as Odimo, that will resell the products. In addition, United States copyright law may prohibit importation of genuine goods without the brand owner’s permission when the goods are packaged together with goods that are protected by a United States copyright such as the nonmechanical design features of watches, artistic features of home accessories and the package design of fragrances we sell.

If it is determined that our sales of decoded watches violate state laws, we would be subject to claims for damages, fines or other penalties or be unable to sell decoded watches in such states.
      Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $1.2 million and $1.2 million during the years ended December 31, 2003 and 2004, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $4.8 million and $4.6 million during the years ended December 31, 2003 and 2004, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $6.6 million and $4.0 million of net sales from decoded watches during the years ended December 31, 2003 and 2004, respectively, which represented approximately 32% and 30% of our net sales of watches and approximately 16% and 12% of our total net sales during the years ended December 31, 2003 and 2004, respectively.
      In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $4.6 million and $4.5 million during the years ended December 31, 2003 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturers warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.

Our supply contract with The Steinmetz Diamond Group expires in November 2006. If we fail to renew it, we may have to purchase diamonds from other suppliers at less favorable prices and terms.
      Our ability to acquire diamonds at attractive pricing and on favorable terms is a key component of our strategy to increase diamond sales. In March 2004, we entered into an agreement with SDG Marketing, Inc., an affiliate of The Steinmetz Diamond Group, to purchase diamonds through 2006. The Steinmetz Diamond Group supplied 26% and 18% of our net sales of diamonds for the years ended December 31, 2003 and 2004, respectively. If we are unable to renew our contract with Steinmetz beyond 2006, we may have to purchase diamonds from other sources which may be at less favorable prices and terms. As a result, our diamond costs could increase and our diamond sales could decrease.

If we fail to identify and rapidly respond to fashion trends, we may be forced to absorb excess inventory or lower the sales prices for our goods.
      The fashion industry is subject to rapidly changing trends and shifting consumer demand. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and markdowns, as well as decreased appeal of our merchandise.

If our new product offerings are not successful, we may have difficulty achieving growth in sales.
      From time to time, we offer new products on our websites. We have sold luxury goods other than diamonds, jewelry and watches only since December 2002, when we re-launched the www.ashford.com website. We recently introduced a line of Ashford branded products that we expect will eventually expand to include watches, handbags and accessories. This line of our business has a limited operating history, which subjects us to the risks, uncertainties and difficulties presented by new product lines, such as uncertain customer demand and the uncertainties associated with a relatively limited time in which to implement and evaluate our marketing strategy for this product line. Expanding the sales of Ashford branded products will require us to incur additional marketing expenses, develop relationships with new suppliers and comply with applicable laws and regulations. These requirements could strain our management and our financial and operational resources. We may begin selling other new product lines with which we have little or no prior experience, and we may face challenges similar to those we encounter in establishing our Ashford brand. If we are not successful in establishing our Ashford brand or other new product lines, we may not recoup the marketing and other expenses associated with such new products, we may experience write downs of inventory, and we may have difficulty increasing our sales.

Our net sales and operating results are volatile and difficult to predict, which may adversely affect the trading price of our common stock.
      Our net sales and operating results have historically fluctuated significantly from quarter to quarter and we expect they will continue to fluctuate significantly in the future. Because our net sales and operating results are volatile and difficult to predict, we believe that quarterly comparisons of our net sales and results of operations are not necessarily meaningful and you should not rely on the results of one quarter as an indication of our future performance.

Competition from traditional and online retail companies with greater brand recognition and resources may adversely affect our sales.
      The retail industry is intensely competitive, and we expect competition in the sale of brand name watches and luxury goods, diamonds and fine jewelry to increase in the future. Increased competition may result in decreased net sales, lower margins, loss of market share or increased marketing expenditures, any of which could substantially harm our business, financial condition and results of operations. Our competitors include:

•	independent and chain stores that sell jewelry, watches or other luxury products, such as Tiffany & Co., Zales and Signet PLC’s Kay Jewelers;

•	other online retailers that sell diamonds, fine jewelry, brand name watches and/or luxury products, such as Amazon.com and Blue Nile;

•	department stores;

•	boutiques and websites operated by brand owners;

•	mass retailers and warehouse clubs that sell jewelry, watches or other luxury products;

•	catalog and television shopping retailers; and

•	online auction houses and closeout retailers.
      Competition in the e-commerce market may intensify, because the Internet lowers the barriers to entry and facilitates comparison-shopping. In addition, manufacturers and brand owners may create their own websites to sell their own merchandise. Many of our current and potential competitors have greater brand recognition, longer operating histories, more extensive customer bases, broader product and service offerings and greater resources for marketing, research and product development, strategic acquisitions, alliances and joint ventures than we do. As a result, these competitors may be able to secure merchandise from suppliers on more favorable terms, and may be able to adopt more aggressive pricing policies.

If our advertising relationships with Internet portals and other websites fail to create consumer awareness of our websites and product offerings, our sales may suffer.
      Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the years ended December 31, 2003 and 2004, we spent $3.7 million and $6.6 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

If online advertising rates continue to rise, we may purchase less advertising and our sales could decrease.
      Approximately 90% of our marketing expenses are for online advertising. Over the last six months online advertising rates, including banner advertisements and selected key words on search engines, have significantly increased. If the costs of online advertising continue to rise, our ability to purchase online advertising may be limited, which in turn could have an adverse effect on our sales.

Because we carry almost all of our brand name watches, jewelry and luxury goods in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.
      We held approximately $5.4 million and $8.8 million of brand name watches, fine jewelry and luxury goods in inventory as of December 31, 2003 and 2004, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory (other than diamonds). As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. We are particularly exposed to this risk in the first quarter of each year because we derive a disproportionately large amount of our annual net sales in the fourth quarter, and maintain significantly increased inventory levels for the holiday selling season.

Our operating results are subject to seasonal fluctuations, and adverse results in our fourth quarter will have a disproportionate impact on our results of operations for the year.
      We have experienced, and expect to continue to experience, seasonal fluctuations in our net sales, with a disproportionate amount of our net sales realized during the fourth quarter ending December 31, as a result of the holiday buying season. Over 39.4%, 43.8% and 41.2% of our net sales in the years ended December 31, 2002, 2003 and 2004, respectively, were generated during the fourth quarter. If we were to experience lower than expected net sales during any fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. Also, in anticipation of increased sales activity during the fourth quarter, we increase our inventories and staffing in our fulfillment and customer support operations and incur other additional expenses, which may have a negative effect on our cash flow.

We are dependent on Alan Lipton, our Chief Executive Officer and President, and other members of our management team. The loss of any of them could harm our business.
      Our performance is substantially dependent upon the services and performance of our senior management team: Alan Lipton, our Chief Executive Officer and President, Jeffrey Kornblum, our Chief Operating Officer, Amerisa Kornblum, our Chief Financial Officer and Treasurer, and George Grous, our Chief Technology Officer. We have employment agreements with each of these four key employees, with terms through July 2007. All members of our management team may terminate their employment with us at any time. The loss of the services of any of our senior management team or certain of our key employees for any reason could adversely affect our operations or otherwise have a material adverse effect on our business.

We may not be able to increase capacity or respond to rapid technological changes in a timely manner or without service interruptions, which may cause customer dissatisfaction.
      A key element of our strategy is to generate a high volume of traffic on our websites. Our servers and communication systems operate at between 20% and 90% of capacity, depending on the time of year and current promotions and advertising levels. Over the past year, we have experienced server and communication interruptions for periods of routine maintenance and systems upgrades. As traffic on our websites grows, we may not be able to accommodate all of the growth in user demand on our websites and in our customer service center. If we are unable to upgrade our existing technology or network infrastructure and the systems used to process customers’ orders and payments to accommodate increased sales volume, our potential customers may be dissatisfied and may purchase merchandise from our competitors. We may also fail to provide enough capacity in our customer service center to answer phones or provide adequate customer service. A failure to implement new systems and increase customer service center capacity effectively or within a reasonable period of time could adversely affect our sales.
      We also intend to introduce additional or enhanced features and services to retain current customers and attract new customers to our websites. If we introduce a feature or a service that is not favorably received, our current customers may not use our websites as frequently and we may not be successful in attracting new customers. We may also experience difficulties that could delay or prevent us from introducing new services and features. These new services or features may contain errors that are discovered only after they are introduced and we may need to significantly modify the design of these services or features to correct these errors. If customers encounter difficulty with or do not accept new services or features, they may decide to purchase instead from one of our competitors, decreasing our sales.

All of our operations are located at our Sunrise, Florida facilities, and disruptions at these facilities could prevent us from receiving orders or fulfilling orders for our customers in a timely manner.
      Our fulfillment operations and our computer and communications systems are located at leased facilities in Sunrise, Florida. Our ability to fulfill customer orders through our Sunrise facilities in a timely manner, or at all, could be affected by a number of factors, including any disruption of our computer or communications systems, an employee strike or other labor stoppage, a disruption in the transportation infrastructure or hurricanes or other natural disasters. If we are unable to fulfill our customers’ orders through the Sunrise facilities, we may not be able to quickly secure a replacement distribution facilities on terms acceptable to us or at all. Our computer and communications systems are particularly vulnerable to power loss, telecommunications failure, general Internet failure or failures of Internet service providers, human error, computer viruses and physical or electronic break-ins. Any of these events could lead to system damage or interruptions, delays and loss of critical data, and make our websites or customer service center inaccessible to our customers or prevent us from efficiently fulfilling orders. Frequent or long service delays or interruptions in our service or disruptions during a peak holiday season will reduce our net sales and profits, and damage our reputation. Future net sales and profits will be harmed if our customers believe that our system is unreliable.

Our planned move to a new facility in 2005 may disrupt our operations.
      We intend to move our entire logistics and distribution operations to a new facility during the second quarter of 2005, and to begin relocating the rest of our operations to that facility in the fall of 2005, immediately prior to the quarter in which we historically have increased sales activity. In connection with these moves, we may experience some interruptions in our operations. Any failure to successfully manage our move to the new facility could detract from our customers’ experience, which would damage our reputation and decrease our sales.

The availability and price of diamonds are significantly influenced by a small number of diamond mining firms as well as the political situation in diamond-producing countries. A decrease in the availability or an increase in the price of diamonds may make it difficult for us to procure enough diamonds at competitive prices to supply our customers.
      The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these diamond mining firms to our suppliers could substantially impair our ability to acquire diamonds at reasonable prices. We do not currently have any direct supply relationships with these diamond mining firms, nor do we expect to pursue such a relationship. The availability and price of diamonds to our suppliers may fluctuate depending on the political situation in diamond-producing countries. Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the relationship between the major mining firms and our suppliers, including the loss by Steinmetz of its De Beers sightholder status, could adversely affect us. Our recent experience suggests that the price of rough diamonds is increasing. A failure to secure diamonds at reasonable commercial prices and in sufficient quantities would lower our revenues and adversely impact our results of operations. In addition, increases in the price of diamonds may adversely affect consumer demand, which could cause a decline in our net sales.

Increases in the cost of precious metals and precious and semi-precious stones would increase the cost of our jewelry products, which could result in reduced margins or increased prices and reduced sales of such products.
      The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, silver and platinum and other precious metals and precious and semi-precious stones may be influenced by such factors as cartels, political instability in exporting countries, changes in global demand and inflation. Shortages of these materials or a rise in their price could result in reduced margins or increased prices causing reduced sales of such products.

Increased product returns and the failure to accurately predict product returns could reduce our gross margins and result in excess inventory.
      We offer our customers a 15- or 30-day return policy that allows our customers to return most products if they are not satisfied for any reason. We make allowances for product returns in our financial statements based on historical return rates. Actual merchandise returns are difficult to predict and may significantly exceed our allowances. Any significant increase in merchandise returns above our allowances would reduce our gross margins and could result in excess inventory or inventory write-downs. Once a product is purchased from the parallel market and has been inspected and accepted by us, we cannot return the product to our supplier.

If we attain specified levels of financial performance, we are obligated to make earn-out payments to one of our stockholders.
      If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI) is positive during the 2005, 2006 and 2007 fiscal years, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. This payment is tied to income derived from our entire business, not just from our www.ashford.com website.

Other online retailers may use domain names that are similar to ours. If customers associate these websites with us, our brands may be harmed and we may lose sales.
      Our Internet domain names are an important aspect of our business. Under current domain name registration practices, no one else can obtain an identical domain name, but they can obtain a similar name, or the identical name with a different suffix, such as “.net” or “.org”, or with a different country designation such as “jp” for Japan. For example, we do not own the domain name “www.diamonds.com” or “www.diamonds-usa.com.” As a result, third parties may use domain names that are similar to ours, which may result in confusion of potential customers, impairment of the value of our brands and lost sales.

We do not intend to pay dividends on our common stock, and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
      We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you likely will not receive any dividends from us on our common stock for the foreseeable future.
Risks Relating to Doing Business on the Internet

If we are required to collect sales and use taxes on the products we sell in jurisdictions outside of Florida, we may be subject to liability for past sales and our future sales may decrease.
      In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other taxes with respect to shipments of goods into states other than Florida. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business, financial condition and results of operations.

Various legal rules and regulations related to privacy and the collection, dissemination and security of personal information may adversely affect our marketing efforts.
      We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information, designed to protect the privacy of personally identifiable information as well as to protect against its misuse. These laws include the Federal Trade Commission Act, the CAN Spam Act, the Children’s Online Privacy Protection Act, the Fair Credit Reporting Act and related regulations as well as other legal provisions. Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies. These regulations and other laws, rules and regulations enacted in the future, may adversely affect our ability to collect and disseminate or share demographic and personal information from users and our ability to email or telephone users, which could be costly and adversely affect our marketing efforts.

Consumers may prefer to purchase brand name watches and luxury goods, diamonds and fine jewelry from traditional retailers, which would adversely affect our sales.
      The online market for brand name watches and luxury goods, diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. Our success will depend in part on our ability to attract consumers who have historically purchased brand name watches and luxury goods, diamonds and fine jewelry through traditional retailers. We may have difficulty attracting additional consumers to purchase products on our websites for a variety of reasons, including:

•	concerns about buying expensive products without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	concerns over counterfeit or substandard goods;

•	delivery times associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments, theft or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.

If the Internet infrastructure fails to grow or deteriorates, our ability to grow our business will be impaired.
      Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network infrastructure with the necessary speed, data capacity and security for providing reliable Internet services. Viruses, worms and similar programs also harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price may be volatile.
      The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	actual or anticipated fluctuations in our results of operations;

•	variance in our financial performance from the expectations of market analysts;

•	developments with respect to intellectual property rights;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	our involvement in litigation;

•	our sale of common stock or other securities in the future;

•	market conditions in our industry;

•	recruitment or departure of key personnel;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic or market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Future sales of our common stock may cause our stock price to decline.
      A small number of our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future, subject to certain lock-up agreements which restrict the sale of shares held by our officers, directors and principal stockholders until August 2005 without the consent of the underwriters of our initial public offering. Shares held by our officers, directors and principal stockholders will be considered “restricted securities” within the meaning of Rule 144 under the Securities Act and, after the lock-up period, will be eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144.
      Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of our shares of common stock have rights to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all common stock that we may issue under our employee benefit plans. Accordingly, these shares, when registered, can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Our common stock has been publicly traded for a short time and an active trading market may not be sustained.
      Although we are currently listed for trading on the Nasdaq National Market, an active trading market for our common stock may not be sustained. An inactive market may impair your ability to sell shares at the time you wish to sell them or at a price that you consider reasonable. Furthermore, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, products and technologies by using our shares as consideration.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
      Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	Our board of directors has the exclusive right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our stockholders may not act by written consent. As a result, a holder or holders controlling a majority of our capital stock would be able to take certain actions only at a stockholders’ meeting.

•	No stockholder may call a special meeting of stockholders. This may make it more difficult for stockholders to take certain actions.

•	Our stockholders may not remove a director without cause, and our certificate of incorporation provides for a classified board of directors with staggered, three-year terms. As a result, it could take up to three years for stockholders to replace the entire board.

•	Our certificate of incorporation does not provide for cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
      As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

If our officers, directors and principal stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not in the best interests of other stockholders.
      Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own the majority of our outstanding common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions our stock price may decline.

Item 2.	Properties
      Our corporate offices and fulfillment operations are located in Sunrise, Florida, where we lease approximately 20,500 square feet through December 2005. Since July 2004 we have been leasing approximately 17,000 additional square feet at a second facility in Sunrise, Florida which currently houses a portion of our distribution and logistics operations. We entered into a five year (with a five year option to renew) lease agreement for 34,000 square feet at this additional facility, which 34,000 square feet incorporates the 17,000 square feet of additional space we are currently leasing. The new lease permits us to continue to occupy the 17,000 square feet and to occupy the remaining 17,000 square feet beginning in January 2006. We intend to move the remainder of our logistics and distribution operations to the new facility during the second quarter of 2005 and the remainder of our operations by January 2006.

Item 3.	Legal Proceedings
      We occasionally receive written letters of complaint from trademark owners objecting to our sales of their products at low prices and/or threatening litigation. In the past, such situations have rarely resulted in litigation, and, in the single case where litigation was instituted, the matter was settled at nominal cost and with no change or disruption in our purchasing or sales practices.
      As our business expands and our company grows larger, the number and significance of disputes may increase. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.
      Other than the immediately preceding discussion, we are not currently a party to any material legal or other proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock has been traded on the Nasdaq National Market since February 15, 2005 under the symbol ODMO. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

First Quarter 2005 (February 15, 2005 through March 28, 2005)	8.96	6.40
      As of March 29, 2005, there were 42 holders of record of our common stock.
Dividend Policy
      We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan
      The following table details the Registrant’s equity compensation plan as of December 31, 2004:
2004
Equity Compensation Plan Information

	(a)	(b)	(c)

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column(a))

Equity compensation plans approved by security holders	446,428	10.83	112,963
Equity compensation plans not approved by security holders	—	—	—
Total	446,428	10.83	112,963
Recent Sales of Unregistered Securities
      During 2004 and through February 18, 2005, the date of the closing of our initial public offering of securities, we sold or issued the following securities without registration under the Securities Act.
      1. As of March 30, 2004 and June 11, 2004 in connection with a stock purchase agreement, we sold 269,134 shares of Series C Convertible Preferred Stock to SDG Marketing, Inc. for a purchase price of $2,750,000.
      2. On March 30, 2004, in connection with a note exchange agreement, we issued an aggregate of 223,215 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 33,483 shares of Series C Convertible Preferred Stock in exchange for promissory notes in the aggregate principal amount of $2,000,000, plus accrued interest, to Softbank Capital Partners LP, Softbank Capital LP, Softbank Capital Advisors Fund LP, Data Investment LLC, Alan Lipton and Tarpley Property Holdings, Inc.
      3. On April 28, 2004, in connection with a note exchange agreement, we issued to GSI Commerce Solutions, Inc. 81,474 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 12,221 shares of Series C Convertible Preferred Stock in exchange for the cancellation of $730,000 principal amount of a promissory note, plus accrued interest.
      4. As of March 30, 2004 and June 11, 2004 in connection with a stock purchase agreement, we sold 269,134 shares of Series C Convertible Preferred Stock to SDG Marketing, Inc. for a purchase price of $2,750,000.
      5. On March 30, 2004, in connection with a note exchange agreement, we issued an aggregate of 223,215 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 33,483 shares of Series C Convertible Preferred Stock in exchange for promissory notes in the aggregate principal amount of $2,000,000, plus accrued interest, to Softbank Capital Partners LP, Softbank Capital LP, Softbank Capital Advisors Fund LP, Data Investment LLC, Alan Lipton and Tarpley Property Holdings, Inc.
      6. On April 28, 2004, in connection with a note exchange agreement, we issued to GSI Commerce Solutions, Inc. 81,474 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 12,221 shares of Series C Convertible Preferred Stock in exchange for the cancellation of $730,000 principal amount of a promissory note, plus accrued interest.

      7. On February 18, 2005, warrants to purchase an aggregate of 147,503 of our Series C Preferred Stock were exercised at an exercise price of $8.96 per share.
      8. On February 18, 2005, warrants to exercise an aggregate of 107,053 of our Series D Preferred Stock were exercised at an exercise price of $0.25 per share.
      9. On February 18, 2005, an aggregate of 186,667 shares of our Series A Preferred Stock were converted into 933,335 shares of our common stock.
      10. On February 18, 2005, an aggregate of 550,777 shares of our Series B Preferred Stock were converted into 550,777 shares of our common stock.
      11. On February 18, 2005, an aggregate of 1,045,667 shares of our Series C Preferred Stock were converted into 1,045,667 shares of our common stock.
      12. On February 18, 2005, an aggregate of 623,848 shares of our Series D Preferred Stock were converted into 623,848 shares of our common stock.
      13. On January 5, 2004, we granted stock options to an employee covering 1,000 shares of our common stock at an exercise price of $8.75 per share.
      14. On January 26, 2004, we granted stock options to an employee covering 800 shares of our common stock at an exercise price of $8.75 per share.
      15. On February 2, 2004, we granted stock options to an employee covering 1,000 shares of our common stock at an exercise price of $8.75 per share.
      16. On March 1, 2004, we granted stock options to employees covering an aggregate of 259,040 shares of our common stock at an exercise price of $8.75 per share.
      17. On March 8, 2004, we granted stock options to employees covering an aggregate of 400 shares of our common stock at an exercise price of $8.75 per share.
      18. On March 16, 2004, we granted stock options to employees covering an aggregate of 26,301 shares of our common stock at an exercise price of $8.75 per share.
      19. On March 16, 2004, we granted stock options to employees covering an aggregate of 300 shares of our common stock at an exercise price of $8.75 per share.
      20. On March 16, 2004, we granted stock options to employees covering an aggregate of 67 shares of our common stock at an exercise price of $8.75 per share.
      21. On April 19, 2004, we granted stock options to employees covering an aggregate of 400 shares of our common stock at an exercise price of $8.75 per share.
      22. On June 12, 2004, we granted stock options to employees covering an aggregate of 400 shares of our common stock at an exercise price of $8.75 per share.
      23. On July 12, 2004, we granted stock options to employees covering an aggregate of 120 shares of our common stock at an exercise price of $8.75 per share.
      We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (1) through (12) by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. We believe that the issuances were exempt from the registration requirements of the Securities Act on the basis that (a) the purchasers of securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act, (b) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they received adequate information about us or had access, through employment or other relationships, to such information, and (c) appropriate legends were affixed to the stock certificates issued in such transactions. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access to information about us through their employment or other relationships.
      The issuances described in paragraphs (13) through (23) above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
Use of Proceeds
      On February 14, 2005, our registration statement on Form S-1 (Registration No. 333-117400) was declared effective for our initial public offering, pursuant to which we registered 3,125,000 shares of common stock to be sold by us and an additional 468,750 shares were subject to the underwriters’ over-allotment option. The stock was offered at $9.00 per share or an aggregate of $28,125,000. Our common stock commenced trading on February 15, 2005. The offering closed on February 18, 2005 after the sale of 3,125,000 shares by us and as a result, we received net proceeds of approximately $22.4 million (after underwriters’ discounts of $1.9 million and the payment of offering expenses totaling approximately $3.8 million). The underwriters of the offering were CIBC World Markets Corp., Oppenheimer & Co. Inc. and Merriman Curran Ford & Co. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities.
      As of March 21, 2005, we have used approximately $17 million of the $22.4 million of net proceeds from the offering, including the repayment of $9.3 million of debt. We intend to use the remaining net proceeds for general corporate purposes, including acquisition of inventory, upgrades of our websites and marketing activities. Our cash is currently invested in government backed debt securities.
      We cannot specify with certainty all of the particular uses for the net proceeds received from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the amount of revenue generated from our operations, the progress of our commercialization efforts, and the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.
Repurchases of Equity Securities
      We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2004.

Item 6.	Selected Consolidated Financial Data.
      The selected consolidated financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for Odimo Incorporated and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Amounts are in thousands, except per share amounts.

	Year Ended December 31,

Consolidated Statement of Operations Data:	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Net sales	$17,114	$24,207	$27,520	$41,694	$52,244
Cost of sales	14,218	18,440	19,932	29,945	37,141

Gross profit	2,896	5,767	7,588	11,749	15,103

Operating expenses:
Fulfillment	654	1,155	1,830	2,589	3,516
Marketing	12,433	4,269	2,179	3,709	6,629
General and administrative(1)	13,716	9,758	7,240	8,463	14,140
Depreciation and amortization	2,781	4,753	2,529	3,024	2,749
Termination Expense	—	2,264	—	—	—

Total operating expenses	29,584	22,199	13,778	17,785	27,034

Loss from operations	(26,688)	(16,432)	(6,190)	(6,036)	(11,931)
Interest income (expense), net	1,281	347	1	(1,107)	(585)

Net loss	(25,407)	(16,085)	(6,189)	(7,143)	(12,516)
Dividends to preferred stockholders(2)	(2,785)	(4,025)	(4,047)	(4,519)	(15,378)

Net loss attributable to common stockholders	$(28,192)	$(20,110)	$(10,236)	$(11,662)	$(27,894)

Net loss per common share:
Basic and diluted	$(49.20)	$(32.18)	$(16.30)	$(18.54)	$(44.35)

Weighted average common shares outstanding:
Basic and diluted	573	625	628	629	629

Pro forma net loss per common share attributable to common stockholders(3):
Basic and diluted					$(5.50)
Pro forma weighted average common shares outstanding(3):
Basic and diluted					4,037

	As of December 31,

Consolidated Balance Sheet Data:	2000	2001	2002	2003	2004

	(In thousands)
Cash and cash equivalents	$15,205	$8,180	$6,501	$5,135	$1,663
Total assets	42,816	28,990	30,966	30,631	40,510
Bank credit facility	—	—	—	—	9,282
Stockholder notes (including current maturities)	—	—	6,154	5,426	—
Total liabilities	6,869	6,823	11,853	17,723	29,305
Total stockholders’ equity	35,947	22,167	19,113	12,908	11,205

(1)	Includes non-cash stock-based compensation of $118,000, $41,000, $39,000, $2,000 and $4.7 million during the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(2)	For the years ended December 31, 2000, 2001, 2002, 2003 and 2004 dividends to preferred stockholders includes approximately $2.8 million, $4.0 million, $4.0 million, $4.5 million, and $5.7 million of cumulative but undeclared dividends on our convertible preferred stock. The cumulative undeclared dividends as of December 31, 2004 totaled $21.1 million. During the year ended December 31, 2004, dividends to preferred stockholders also includes approximately $9.7 million of deemed dividends related to the issuance of Series C preferred stock to existing stockholders. This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.

(3)	The pro forma net loss per share assumes that all shares of convertible preferred stock outstanding as of December 31, 2004 were converted into approximately 3,154,000 shares of common stock on January 1, 2004 and all warrants to purchase shares of convertible preferred stock outstanding as of December 31, 2004 were exercised and converted into approximately 254,000 shares of common stock as of January 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
      Odimo is an online retailer of current season brand name watches and luxury goods, high quality diamonds and fine jewelry. We offer our products through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. Substantially all of our brand name watches and other luxury goods are offered at prices below suggested retail prices. We also showcase diamonds and a wide range of precious and semi-precious jewelry at competitive prices.
      We commenced operations in 1998 by offering diamonds and a limited selection of jewelry products through the website www.diamonddepot.com. In early 2000, we began offering an expanded product line that included a large selection of brand name watches and a broader selection of diamonds and fine jewelry through two websites, www.diamond.com and www.worldofwatches.com. In December 2002, we purchased the domain name www.ashford.com. In January 2003, we re-launched the www.ashford.com website and began offering luxury goods such as brand name handbags and other fashion accessories, fine writing instruments, home accents, fragrances and sunglasses. We acquire most of these brand name watches and luxury goods products through the parallel market (products obtained from sources other than brand owners or their authorized distributors). As discussed in “Risk Factors” and note 10 to the consolidated financial statements included elsewhere in this report, our purchases in the parallel market may subject us to challenges from brand owners which might impact our supply of brand name watches and luxury goods. We have six subsidiaries through which we conduct our purchasing operations. Since 2003, we have focused and intend to continue to focus our marketing efforts primarily on the www.ashford.com and www.diamond.com websites.
      In March 2004, we entered into an agreement with an affiliate of The Steinmetz Diamond Group which permits us to select and purchase diamonds at cash market prices. Cash market prices are typically the lowest available wholesale price where the buyer pays the seller cash at the time of sale, and reflect a discount of 5.0% to 7.5% from prices for diamonds purchased on a credit basis. Under this agreement with Steinmetz, however, we can defer payment up to 180 days which substantially reduces our working capital needs. In addition, Steinmetz allows us to return unsold goods, which reduces our inventory risk. We previously purchased substantially all of our diamonds on consignment. Due to the increased availability of our most popular styles and sizes of diamonds resulting from our new Steinmetz agreement, our net sales of diamonds purchased from Steinmetz has grown in the third quarter of 2004 compared to the immediately preceding quarter.

Key Business Metrics
      We periodically review certain key business metrics to evaluate the effectiveness of our operational strategies and the financial performance of our business. These key metrics include the following:

Number of Orders
      This represents the total number of orders shipped in a specified period. We analyze the number of orders to evaluate the effectiveness of our merchandising and advertising strategies as well as to monitor our inventory management.

Average Order Value
      Average order value is the ratio of gross sales divided by the number of orders generated within a given time period. We analyze average order value primarily to monitor fulfillment costs and other operating expenses.

Product Mix
      Product mix represents the revenue contribution of the primary products that we feature by category. We review product mix to determine customer preferences and manage our inventory. Product mix is a primary determinant of our gross margin. Gross margin is gross profit as a percentage of net sales.

	Year Ended December 31,

Measure	2002	2003	2004

Number of orders	65,157	116,440	155,840
Average order value	$471	$402	$374
Product Mix:
Watches	63.3%	50.1%	40.5%
Diamonds	20.9	25.4	26.7
Jewelry	15.8	15.7	16.7
Luxury goods	—	8.8	16.1

Total	100.0%	100.0%	100.0%

      In addition to these key metrics, we also periodically review customer repeat rates and customer acquisition costs to evaluate our operations.
Basis of Presentation
      Net sales consists of revenue from the sale of our products, net of estimated returns by customers, promotional discounts and, to a much lesser extent, revenue from upgrades to our standard free shipping.
      Gross profit is calculated by subtracting the cost of sales from net sales. Our cost of sales consists of the cost of the products we sell, including inbound freight costs and assembly costs. Our gross profit fluctuates based on several factors, including product acquisition costs, product mix and pricing decisions. Due to the seasonality of our business, our gross profit as a percentage of net sales is typically greater in the fourth quarter. In general, we realize higher gross profit on the sale of our luxury goods, jewelry and watches in comparison to diamonds.
      Fulfillment expenses include outbound freight costs paid by us, commissions paid to sales associates, credit card processing fees and packaging and other shipping supplies. Commissions are paid based on a percentage of the price of the goods sold and are expensed when the goods are sold.
      Marketing expenses consist primarily of online advertising expenses, affiliate program fees and commissions, public relations costs and other marketing expenses.

      General and administrative expenses include payroll and related employee benefits, costs to maintain our websites, professional fees, insurance, rent, travel and other general corporate expenses.
Results of Operations
      The following table sets forth information for years ended December 31, 2002, 2003 and 2004 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest income (expense), and net losses both in dollars and as a percentage of net sales:

	Year Ended December 31,

		% of Net		% of Net		% of Net
	2002	Sales	2003	Sales	2004	Sales

	(In thousands, except percentage data)
Net sales	$27,520	100.0%	$41,694	100.0%	$52,244	100.0%
Cost of sales	19,932	72.4	29,945	71.8	37,141	71.1

Gross profit	7,588	27.6	11,749	28.2	15,103	28.9

Operating expenses:
Fulfillment	1,830	6.6	2,589	6.2	3,516	6.7
Marketing	2,179	7.9	3,709	8.9	6,629	12.7
General and administrative(1)	7,240	26.3	8,463	20.3	14,140	27.1
Depreciation and amortization	2,529	9.2	3,024	7.3	2,749	5.3

Total operating expenses	13,778	50.1	17,785	42.7	27,034	52.3

Loss from operations	(6,190)	(22.5)	(6,036)	(14.5)	(11,931)	(22.8)
Interest income (expense), net	1	0.0	(1,107)	(2.7)	(585)	(1.1)

Net loss	$(6,189)	(22.5)%	$(7,143)	(17.1)%	$(12,516)	(24.0)%

(1)	Includes non-cash stock-based compensation of $39,000, $2,000, and $4.7 million during the years ended December 31, 2002, 2003 and 2004, respectively.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
      Net Sales. Net sales for the year ended December 31, 2004 increased 25.3% to $52.2 million from $41.7 million for the year ended December 31, 2003. Approximately $4.7 million or 45.0% of this increase resulted from higher sales of luxury goods, which were primarily sold through www.ashford.com. The balance of the increase resulted from a $3.4 million increase in sales of diamonds and a $2.2 million increase in sales of jewelry.
      Number of orders for the year ended December 31, 2004, increased 33.8% to 155,840 from 116,440 for the year ended December 31, 2003. This growth was a result of an increase in new customers as well as increased sales to existing customers across our expanded product categories. However, for the year ended December 31, 2004, our average order value decreased 7.0% to $374 from $402 for the year ended December 31, 2003. This increase in orders and decrease in average order value is due to our introducing luxury goods as a new product category which tends to have smaller average order values than diamonds and fine jewelry.
      Gross Profit. Gross profit for the year ended December 31, 2004 increased 28.5% to $15.1 million from $11.7 million for the year ended December 31, 2003 due to increases in sales volume. Our gross profit as a percentage of net sales increased to 28.9% for the year ended December 31, 2004 compared to 28.2% during the year ended December 31, 2003. The increase in gross profit as a percentage of net sales during the year ended December 31, 2004 was primarily the result of an increased proportion of net sales being derived from higher margin luxury goods.

      Fulfillment. Fulfillment expenses for the year ended December 31, 2004 increased 35.8% to $3.5 million from $2.6 million for the year ended December 31, 2003. This was primarily due to a 33.8% increase in orders and resulting increases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the year ended December 31, 2004 increased to 6.7% compared to 6.2% for the year ended December 31, 2003. The increase was primarily driven by a shift in our product mix towards luxury goods which tend to have higher shipping costs per order.
      Marketing. Marketing expenses for the year ended December 31, 2004 increased 78.7% to $6.6 million from $3.7 million for the year ended December 31, 2003. The increase was primarily due to increased online advertising costs. As a percentage of net sales, marketing expenses for the year ended December 31, 2004 increased to 12.7% compared to 8.9% for the year ended December 31, 2003, primarily due to a decrease in average order value partially offset by increased sales to repeat customers.
      General and Administrative. General and administrative expenses for the year ended December 31, 2004 increased 67.1% to $14.1 million from $8.5 million for the year ended December 31, 2003. The increase was primarily due to $4.7 million of stock-based compensation expense in the year ended December 31, 2004 due to the granting of immediately vested options to purchase 290,000 shares of common stock to employees. The remaining $0.9 million increase was due to an increase in salaries and related payroll benefits resulting from the employment of additional personnel to accommodate our increased sales volume and due to legal and professional fees. As a percentage of net sales, general and administrative expenses for the year ended December 31, 2004 increased to 27.1% compared to 20.3% for the year ended December 31, 2003. The increase was primarily due to stock-based compensation noted above offset by an increase in our net sales, which outpaced our growth in general and administrative expenses. Excluding the stock-based compensation expense of $4.7 million, general and administrative expenses as a percentage of net sales would have decreased to 18.1% for the year ended December 31, 2004 compared to 20.3% for the year ended December 31, 2003. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure to support our increased sales and increased expenses associated with being a public company.
      Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2004 decreased 9.1% to $2.7 million from $3.0 million for the year ended December 31, 2003. This decrease is attributable to the fact that the depreciation on a portion of our property and equipment was completed during 2003.
      Interest Expense, Net. Interest expense, net, for the year ended December 31, 2004 decreased 47.2% to $0.6 million from $1.1 million for the year ended December 31, 2003. This decrease is attributable to decreased interest expense on stockholder notes in 2004 as compared to 2003 of $208,000, decreased interest expense of $165,000 on a note payable to GSI Commerce, Inc. which we issued as partial consideration for the purchase of the domain name www. Ashford.com and related assets in December 2002, decreased amortization of discount on notes payable to stockholders in connection with warrants issued of $435,000, offset by an increase in interest expense incurred in connection with our bank credit facilities in 2004 of $262,000 for which there was no corresponding interest expense in 2003.
      Net Loss. Net loss for the year ended December 31, 2004 was $12.5 million as compared to $7.1 million for the year ended December 31, 2003. The increase was primarily attributable to a substantial increase in online marketing costs during 2004 compared to 2003 and the $4.7 million of stock-based compensation expense in the year ended December 31, 2004 due to the granting of immediately vested options to purchase 290,000 shares of common stock to employees. There was $2,000 of stock-based compensation in the year ended December 31, 2003.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002
      Net Sales. Net sales in 2003 increased 51.5% to $41.7 million from $27.5 million in 2002. Approximately $4.8 million of this increase was from higher sales of diamonds, which were primarily sold through www.diamond.com, and $3.7 million was from increased sales of other luxury goods, which were primarily sold through www.ashford.com. The balance of the increase resulted from $3.5 million of additional watch sales through our three websites and $2.2 million of additional fine jewelry sales primarily through www.diamond.com.
      Number of orders in 2003 increased 78.7% to 116,440 from 65,157 in 2002. Order volume increased following the launch of our luxury goods website, www.ashford.com, in January 2003 as well as increased sales to existing customers across multiple product categories. Our average order value in 2003 decreased 14.6% to $402 from $471 in 2002. This decrease in average order value resulted from an increase in number of orders of luxury goods which tend to have lower prices than diamonds and fine jewelry products.
      Gross Profit. Gross profit in 2003 increased 54.8% to $11.7 million from $7.6 million in 2002 primarily due to increases in sales volume. Our gross profit as a percentage of net sales in 2003 increased to 28.2% compared to 27.6% in 2002 as a result of the shift in product mix to higher margin luxury goods and fine jewelry.
      Fulfillment. Fulfillment expenses in 2003 increased 41.5% to $2.6 million from $1.8 million in 2002. The increase in 2003 was primarily due to a 78.7% increase in the number of orders and an increase in shipping costs and credit card fees. As a percentage of net sales, fulfillment expenses in 2003 decreased to 6.2% compared to 6.6% in 2002 primarily due to a decrease in outbound freight costs.
      Marketing. Marketing expenses in 2003 increased 70.2% to $3.7 million in 2003 from $2.2 million in 2002 due to an increase in online advertising costs. As a percentage of net sales, marketing expenses in 2003 increased to 8.9% compared to 7.9% in 2002. The increase in our marketing costs is associated with our re-launch of the www.ashford.com website and the growth of our affiliate marketing program.
      General and Administrative. General and administrative expenses in 2003 increased 16.9% to $8.5 million from $7.2 million in 2002. The increase was primarily due to higher payroll and benefit costs from the additional personnel needed to accommodate our higher sales volume offset by a decrease in stock-based compensation expense of $37,000 as a result of the deferred stock-based compensation expense becoming fully amortized. As a percentage of net sales, general and administrative expenses in 2003 decreased to 20.3% compared to 26.3% in 2002.
      Depreciation and Amortization. Depreciation and amortization expense in 2003 increased 19.6% to $3.0 million from $2.5 million in 2002 as a result of $1.8 million of amortization of marketing-related intangibles arising from the December 2002 purchase of the www.ashford.com domain name and related assets, offset by a reduction in amortization of approximately $392,000 associated with the fully amortized balance of the www.diamond.com domain name and the 1-888-Diamond affinity phone number. Additionally, depreciation expense was reduced by approximately $757, 000 related to assets that became fully amortized in 2002.
      Interest Expense, Net. Interest expense, net in 2003 increased by $1.1 million from 2002 as a result of $609,000 attributed to the amortization of discounts on notes payable to stockholders and $291,000 attributed to a note payable to GSI Commerce, Inc., which we issued as partial consideration for the purchase of the domain name www.ashford.com and related assets in December 2002. The balance of $237,000 represents interest expense on stockholder notes outstanding in 2003.
      Net Loss. Net loss for the year ended December 31, 2003 was $7.1 million as compared to $6.2 million for the year ended December 31, 2002.

Quarterly Operations Data
      The following tables set forth quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2004, including amounts expressed as a percentage of net sales. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair presentation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report. Operating results for any quarter are not necessarily indicative of results for any future period.
      Our net sales are highly seasonal, with increased sales around the major gift-giving holidays. A large percentage of our net sales is generated during the December holiday season and to a lesser extent in February and May due to Valentine’s Day and Mother’s Day. During the fourth quarter, our fulfillment costs typically increase as a percentage of net sales primarily as a result of shipping upgrades. Our general and administrative expenses are also seasonal as we increase our staffing in anticipation of increased sales activity. The growth of our net sales over the periods presented may obscure the seasonality of our overall results and cause quarter to quarter and year to year comparisons of our operating results to not be meaningful.

	Three Months Ended

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands)
	(Unaudited)
Net sales	$7,612	$8,275	$7,538	$18,269	$10,444	$10,290	$10,006	$21,504
Cost of sales	5,528	6,079	5,518	12,820	7,376	7,426	7,208	15,131

Gross profit	2,084	2,196	2,020	5,449	3,068	2,864	2,798	6,373

Operating expenses:
Fulfillment	389	526	345	1,329	669	675	660	1,512
Marketing	695	642	547	1,825	1,113	1,315	1,356	2,845
General and administrative(1)	1,828	1,795	1,885	2,955	6,667	2,003	2,508	2,962
Depreciation and amortization	667	694	694	969	749	661	575	764

Total operating expenses	3,579	3,657	3,471	7,078	9,198	4,654	5,099	8,083

Loss from operations	(1,495)	(1,461)	(1,451)	(1,629)	(6,130)	(1,790)	(2,301)	(1,710)
Interest income (expense), net	(152)	(104)	(110)	(741)	(253)	(65)	(105)	(162)

Net loss	$(1,647)	$(1,565)	$(1,561)	$(2,370)	$(6,383)	$(1,855)	$(2,406)	$(1,872)

	Three Months Ended

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6	73.5	73.2	70.2	70.6	72.2	72.0	70.4

Gross profit	27.4	26.5	26.8	29.8	29.4	27.8	28.0	29.6

Operating expenses:
Fulfillment	5.1	6.4	4.6	7.3	6.4	6.6	6.6	7.0
Marketing	9.1	7.8	7.3	10.0	10.7	12.8	13.6	13.2
General and administrative(1)	24.0	21.7	25.0	16.2	63.8	19.5	25.1	13.8
Depreciation and amortization	8.8	8.4	9.2	5.3	7.2	6.4	5.7	3.6

Total operating expenses	47.0	44.2	46.0	38.7	88.1	45.2	51.0	37.6

Loss from operations	(19.6)	(17.7)	(19.2)	(8.9)	(58.7)	(17.4)	(23.0)	(7.9)
Interest income (expense), net	(2.0)	(1.3)	(1.5)	(4.1)	(2.4)	(0.6)	(1.0)	(0.8)

Net loss	(21.6)%	(18.9)%	(20.7)%	(13.0)%	(61.1)%	(18.0)%	(24.0)%	(8.7)%

(1)	Includes non-cash stock-based compensation expense of $0, $0, $2,000, $0, $4.7 million, $0 and $0 for each period presented, respectively.

Liquidity and Capital Resources
      We have funded our operations primarily through private placements of securities and with borrowings under our bank credit facility. In February 2005 we received net proceeds of $22.4 million from the initial public offering of our common stock and approximately $1.4 million from the exercise of warrants.

Discussion of Cash Flows
      Net cash used in operating activities for the year ended December 31, 2004 was $8.9 million compared to net cash provided by operating activities for the year ended December 31, 2003 of $728,000. The increase in net cash used in operating activities was primarily due to an increase in inventories of $8.3 million and a $2.6 million increase in other assets. Net cash used in operating activities in 2002 was $3.0 million. Net cash provided by operating activities in 2003 improved $3.7 million from the net cash used in operating activities of $3.0 million in 2002 due to a significant increase in accounts payable partially offset by increases in inventories as a result of our increase in product offerings on www.ashford.com.
      Net cash used in investing activities in the year ended December 31, 2004 was $3.7 million compared to $1.7 in the year ended December 31, 2003. This increase was primarily attributable to expenditures for computer and related equipment and software development costs. Since our inception our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development. Net cash used in investing activities in 2002 was $723,000.
      Net cash provided by financing activities in the year ended December 31, 2004 was $9.2 million, a change of $9.6 million from the $400,000 of net cash used in financing activities during the year ended December 31, 2003. This change was the result of $9.3 million borrowed under our bank credit facilities and $2.8 million in proceeds received from the issuance of convertible preferred stock and warrants and offset by payments on stockholder notes of $2.9 million. Net cash provided by financing activities in 2002 was $ $2.0 million. The change in net cash used in financing activities in 2003 compared to net cash provided by financing activities in 2002 of $2.4 million was attributable to cash used to make principal payments on stockholder notes offset by $500,000 of net proceeds received from the issuance of convertible preferred stock and warrants. We currently anticipate that we will expend approximately $3.0 million for technology and systems upgrades over the next twelve months. Beginning in 2005, and thereafter, we anticipate annual expenditures, ranging from $2.5 million to $3.5 million for technology and systems upgrades.
      As a public company, we expect to incur legal, accounting and other additional expenses between $1.0 million and $2.0 million annually.
      If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI) is positive during 2005, 2006, and 2007, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. To the extent that we are required to make any such payments, our cash flow will be reduced correspondingly.

Liquidity Sources
      Our principal sources of short-term liquidity consist of cash and cash equivalents, borrowings available under our bank credit facility and cash generated from operations.
      As of December 31, 2004, we had $1.7 million of cash and cash equivalents (and $813,000 of restricted cash pledged as collateral to a credit card processing company) compared to $5.1 million of cash and cash equivalents (and $645,000 of restricted cash pledged as collateral to a credit card processing company) as of December 31, 2003. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.

      We completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 18, 2005, which generated net proceeds of approximately $22.4 million (after underwriter’s discounts of approximately $1.9 million and offering expenses of approximately $3.8 million). At the closing of the initial public offering, holders of warrants to purchase preferred stock holders of warrants to purchase 147,000 and 107,000 shares of Series C and Series D Preferred Stock, respectively exercised in full their warrants for an aggregate purchase price of $1.4 million.
      Our secured revolving credit facility allows us to borrow up to a maximum amount equal to the lesser of (i) up to $8 million from September 1 through December 31 of each year and up to $5 million from January 1 through August 31 of each year; or (ii) 75% of the value of our inventory. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 4%. During the term of the credit facility, we are obligated to pay interest amounts owed monthly. In November 2004, through December 31, 2004, the availability under the secured credit facility was increased by $3 million to $15 million. Advances on the additional $3 million were repaid prior to December 31, 2004. All principal and unpaid interest under the credit facility is due August 2006. Our repayment obligations under the credit facility are secured by a first lien on our assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. As of March 21, 2005, we had no indebtedness outstanding under our credit facility.
      Changes in our operating plans, lower than anticipated net sales, increased expenses or other events, may cause us to seek additional debt or equity financing in the future. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Contractual Obligations
      Future payments due under contractual obligations as of December 31, 2004 are listed below:

		Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	3-5 Years

		(In thousands)
Bank Credit Facility	$9,282	$9,282	$—	$—
Operating lease obligations	1,506	289	486	731

Total	$10,788	$9,571	$486	$731

Off Balance Sheet Arrangements
      We do not have any off balance sheet arrangements.
Outstanding Stock Options
      As of December 31, 2004, we had outstanding vested options to purchase approximately 436,000 shares of common stock, at a weighted average exercise price of $10.33 per share, and outstanding unvested options to purchase approximately 10,000 shares of common stock, at a weighted average price of $33.79 per share. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share. The average exercise price per share for the vested options is greater than the Company’s initial public offering price. The average exercise price per share for the unvested options is greater than the estimated fair market value of the shares at the date of grant and the Company’s initial public offering price.

      The fair market values of the shares at the dates of grant were originally estimated by our board of directors, with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because we based these valuations on preliminary, informal discussions with the investment banks in our initial public offering. Determining the fair value of our stock requires making complex and subjective judgments. We used two separate valuation approaches for our valuations. These approaches were the Comparable Company Analysis (or Market Multiple) Approach and the Discounted Cash Flow Approach. Using these approaches we calculated an enterprise value range.
      Under the Market Multiple Approach, we utilized external market pricing evidence for companies involved in lines of business similar to us. Pricing multiples, in particular enterprise value to revenue, were calculated using publicly available information. We selected multiples based on a risk assessment of Odimo relative to companies deemed comparable to us. Under the Discounted Cash Analysis Approach, we utilized our projected financial statements and estimates of working capital to estimate free cash flows. The free cash flows (on a debt-free basis) were discounted at a rate that reflected the uncertainty associated with achievement of such cash flows. A value was calculated assuming a sale of Odimo in year two (2005) and this amount was discounted to the present at the same risk-adjusted rate utilized for the cash flows. The results of each approach were weighted (the Market Multiple was weighted 75% and the Discounted Cash Flow was weighted 25%).
Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for sales returns, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this report, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.

Revenue Recognition
      We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable and (4) collectibility is reasonably assured.
      Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are delivered and title passes to customers. We require payment before shipping products, so we estimate receipt of delivery by our customers based on shipping time data provided by our carriers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon delivery to the customer. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience.

Inventories
      Inventories, consisting of products available for sale, are accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation write-down, when needed, to adjust the carrying amount of our inventories to lower of cost or market value.

Goodwill and Other Long-Lived Assets
      Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires significant judgment to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. For 2004 and 2003, we have determined that we have one reporting unit. Using the income approach, we performed annual assessments of goodwill and concluded that there were no impairments.
      Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

Income Taxes
      We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we have determined that it is more likely than not that we may not be able to realize our deferred tax asset in the future.

Stock-Based Compensation
      We account for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting period of the related options, which is generally four years.
      We have recorded deferred stock-based compensation representing the difference between the option exercise price and the deemed fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon several factors, including independent third party valuations. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation would have been reported.
      Pro forma information regarding net loss and net loss per share is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition Disclosure. This information is contained in Notes 2 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS N0. 123(R), companies must choose among alternative valuation models and amortization assumptions.
      The valuation model and amortization assumption used by the Company continues to be available, however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning with the quarter ending September 30, 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented, using our existing valuation and amortization assumptions.
Recently Issued Accounting Standard
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses consolidation of variable interest entities by business enterprises that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the enterprise will hold a significant variable interest, or will have significant involvement. FIN 46 is effective as of the first interim period beginning after June 15, 2003. However, an October 2003 FASB Staff Position deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. We have no interests in variable interest entities and the adoption of FIN 46 did not have an impact on our results of operations or the financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest income.

Item 8.	Financial Statements and Supplementary Data
      See the list of financial statements filed with this report under Item 15 below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
      Not applicable.

Item 9A.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and is incorporated in this report by reference.

Item 11.	Executive Compensation
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report.
      1. The following financial statements of Odimo Incorporated and Report of Deloitte & Touche LLP, independent registered public accounting firm, are included in this report:
      2. Financial statement schedule:

Schedule II — Valuation and Qualifying Accounts	F-26
      Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.
      3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
      (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number		Description

2	.1(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002.

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.2(1)	Amended and Restated Bylaws.

4	.1(1)	Form of Specimen Stock Certificate.

4	.2.1(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock.

4	.2.2(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock.

10	.1.1(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan.

10	.1.2(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan.

10	.2(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.

10	.3.1(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.

10	.3.2(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee.

10	.3.3(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee.

10	.4.1(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.

10	.4.2(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

10	.5.1(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton.

10	.5.2(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum.

10	.5.3(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum.

10	.5.4(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous.

Exhibit
Number		Description

10	.5.5(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton.

10	.5.6(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum.

10	.5.7(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum.

10	.5.8(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous.

10	.5.9(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete.

10	.5.10(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton.

10	.6(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.

10	.7(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

10	.8.1(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.8.2(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.8.3(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.

10	.8.4(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP.

10	.9(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC.

10	.10(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.11(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP.

10	.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP.

10	.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.

14	.1(2)	Code of Business Conduct and Ethics.

21	.1(1)	Subsidiaries of Odimo Incorporated.

31	.1(2)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31	.2(2)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32	.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED

By:	/s/ Alan Lipton

Name: Alan Lipton
Title: President and Chief Executive Officer
Dated: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Alan Lipton Alan Lipton	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2005

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Sidney Feltenstein Sidney Feltenstein	Director	March 30, 2005

/s/ Eric Hippeau Eric Hippeau	Director	March 30, 2005

/s/ Lior Levin Lior Levin	Director	March 30, 2005

/s/ Stanley Stern Stanley Stern	Director	March 30, 2005

/s/ Steven Tishman Steven Tishman	Director	March 30, 2005

/s/ Robert Voss Robert Voss	Director	March 30, 2005

      Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Odimo Incorporated:
We have audited the accompanying consolidated balance sheets of Odimo Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the accompanying Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March 29, 2005

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except par
	value)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,663	$5,135
Restricted cash	813	645
Accounts receivable	476	372
Inventories	14,321	6,006
Deposits with vendors	660	226
Prepaid expenses and other current assets	961	593

Total current assets	18,894	12,977
PROPERTY AND EQUIPMENT — net	5,320	2,537
GOODWILL	9,792	9,792
INTANGIBLE AND OTHER ASSETS — net	6,504	5,325

TOTAL	$40,510	$30,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,833	$7,923
Accounts payable to related parties	5,691	1,055
Accrued liabilities	3,499	3,319
Current portion of stockholder notes	—	2,726
Bank credit facility	9,282	—

Total current liabilities	29,305	15,023
STOCKHOLDER NOTES, net of current portion	—	2,700

Total liabilities	29,305	17,723

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value, 2,370 and 1,796 shares authorized, issued and outstanding at December 31, 2004 and 2003, respectively (liquidation value of $139,271 and $93,560 at December 31, 2004 and 2003, respectively)	3	2
Common stock, $0.001 par value, 4,800 shares authorized at December 31, 2004 and 4,000 shares authorized at December 31, 2003; 629 shares issued and outstanding at December 31, 2004 and 2003	1	1
Additional paid-in capital	80,074	69,262
Accumulated deficit	(68,873)	(56,357)

Total stockholders’ equity	11,205	12,908

TOTAL	$40,510	$30,631

See notes to the consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
NET SALES	$52,244	$41,694	$27,520
COST OF SALES	37,141	29,945	19,932

Gross profit	15,103	11,749	7,588

OPERATING EXPENSES:
Fulfillment(1)	3,516	2,589	1,830
Marketing(1)	6,629	3,709	2,179
General and administrative(1)	14,140	8,463	7,240
Depreciation and amortization	2,749	3,024	2,529

Total operating expenses	27,034	17,785	13,778

LOSS FROM OPERATIONS	(11,931)	(6,036)	(6,190)
INTEREST INCOME (EXPENSE), Net	(585)	(1,107)	1

NET LOSS	(12,516)	(7,143)	(6,189)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(15,378)	(4,519)	(4,047)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,894)	$(11,662)	$(10,236)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(44.35)	$(18.54)	$(16.30)

Weighted average number of shares:
Basic and diluted	629	629	628

(1)	Non-cash stock-based compensation included in these amounts are as follows:

Fulfillment	$—	$—	$—
Marketing	—	—	—
General and administrative	4,689	2	39

	$4,689	$2	$39

See notes to consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred		Common
	Stocks		Stock
					Additional	Deferred		Total
		Par		Par	Paid-In	Stock-Based	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity

	(In thousands)
BALANCE — December 31, 2001	1,116	$1	625	$1	$65,231	$(41)	$(43,025)	$22,167
Amortization of deferred stock-based compensation						39		39
Issuance of warrants					375			375
Issuance of common stock			4		35			35
Issuance of convertible preferred stock and warrants	624	1			2,685			2,686
Net loss							(6,189)	(6,189)

BALANCE — December 31, 2002	1,740	2	629	1	68,326	(2)	(49,214)	19,113
Amortization of deferred stock-based compensation						2		2
Issuance of convertible preferred stock and warrants	56				500			500
Issuance of warrants					436			436
Net loss							(7,143)	(7,143)

BALANCE — December 31, 2003	1,796	2	629	1	69,262	—	(56,357)	12,908
Issuance of stock options to employees					4,689			4,689
Issuance of convertible preferred stock	269				7,030			7,030
Issuance of convertible preferred stock and warrants in connection with exchange of debt	305	1			8,785			8,786
Dividends to preferred stockholders					(9,692)			(9,692)
Net loss							(12,516)	(12,516)

BALANCE December 31, 2004	2,370	$3	629	$1	$80,074	$—	$(68,873)	$11,205

See notes to consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(12,516)	$(7,143)	$(6,189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,749	3,024	2,529
(Gain) loss on disposal of property and equipment	(3)	12
Stock-based compensation	4,689	2	39
Amortization of supply agreement	84	61	162
Amortization of discount on stockholder notes	174	608	29
Changes in operating assets and liabilities:
Increase in restricted cash	(168)	(235)	(42)
(Increase) decrease in accounts receivable	(104)	(285)	247
(Increase) decrease in inventories	(8,315)	(1,548)	1,623
Increase in deposits with vendors	(434)	(181)	(45)
Increase in prepaid expenses and other current assets	(192)	(184)	(233)
(Decrease) increase in other assets	(2,625)	(1)	15
Increase (decrease) in accounts payable	2,909	4,517	(1,889)
Increase in accounts payable to related parties	4,636	453	602
Increase in accrued liabilities	180	1,628	161

Net cash (used in) provided by operating activities	(8,936)	728	(2,991)

INVESTING ACTIVITIES —
Purchase of property and equipment	(3,698)	(1,694)	(723)

FINANCING ACTIVITIES:
Proceeds from stockholder notes		3,000	2,000
Payments on stockholder notes	(2,870)	(3,900)
Net borrowings under bank credit facility	9,282
Proceeds from issuance of convertible preferred stock and warrants	2,750	500
Proceeds from issuance of common stock			35

Net cash provided by (used in) financing activities	9,162	(400)	2,035

DECREASE IN CASH AND CASH EQUIVALENTS	(3,472)	(1,366)	(1,679)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,135	6,501	8,180

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,663	$5,135	$6,501

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Interest paid	$372	$379	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible preferred stock and warrants in asset purchase			$2,686

Issuance of notes in asset purchase			$4,500

Issuance of warrants to purchase convertible preferred stock		$436	$375

Exchange of stockholder notes (including accrued interest of $211) for convertible preferred stock and warrants	$2,996

Fair value of supply agreement	$433

See notes to consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	GENERAL
      Business — Odimo Incorporated and subsidiaries (the “Company”) is an online retailer of brand name watches, luxury goods, high quality diamonds and fine jewelry. The Company was incorporated in January 1998 and is based in Sunrise, Florida. The Company currently operates three web sites, www.diamond.com, www.ashford.com, and www.worldofwatches.com.
      Operating Losses and Liquidity — The Company has had significant losses since inception and has not generated positive net cash flows from operations. In addition, as of December 31, 2004, the Company had a working capital deficiency of $10.4 million. Based on the Company’s strategy for 2005, the Company believes that its current cash and cash equivalents, availability from its secured credit facility (see Note 7), expected cash from operations and net proceeds from its recently completed initial public offering (“IPO”) (see Note 14) will be sufficient to fund its operations and capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company’s strategy will be accomplished and will generate sufficient cash flows to meet the Company’s cash flows and working capital needs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Basis of Presentation — The consolidated financial statements reflect the financial position and results of operations of Odimo Incorporated and its wholly-owned subsidiaries on a consolidated basis. Intercompany balances and transactions have been eliminated in consolidation.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the reserve for sales returns, the carrying value of inventories, goodwill and other long-lived assets, the deferred tax asset valuation reserve, and the estimated fair value of stock based compensation. Actual results could differ from those estimates.
      Concentration of Risk — The Company maintains the majority of its cash and cash equivalents in accounts with one financial institution in the United States of America, in the form of demand deposits and money market accounts. Deposits in this bank may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
      During the years ended December 31, 2004, 2003 and 2002, the Company purchased a significant portion of its diamonds from several affiliated diamond suppliers. In addition, the Company purchases watches, jewelry and luxury goods from unaffiliated vendors with whom the Company does not maintain a contractual relationship. During the years ended December 31, 2004, 2003 and 2002, the Company did not purchase goods from any unaffiliated vendor that represented more than 10% of the Company’s total purchases from unaffiliated vendors.
      Other Risks — The Company is subject to certain risks which include, but are not limited to: brand owners’ objections to the Company’s pricing on sales of merchandise purchased in the parallel markets, non-guaranteed supply of watches and luxury goods, the sale of decoded watches in certain states, susceptibility to general economic downturns, competition from traditional retailers, dependence on third-party carriers, dependence on the Internet and related security risks, and the uncertain ability to protect proprietary intellectual property.
      Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Restricted Cash — Restricted cash consists of cash pledged as collateral to a credit card processing company.
      Accounts Receivable — Accounts receivable are carried at amounts management deems collectible. Accordingly, an allowance is provided in the event an account is considered uncollectible. As of December 31, 2004 and 2003, no such allowances have been provided as management believes all accounts receivable at such dates are fully collectible.
      Inventories — Inventories, which consist of brand name watches, luxury goods, diamonds, and diamond-related and fine jewelry are stated at the lower of cost (using the first-in, first-out method) or market. The Company records a write-down, as needed, to adjust the carrying amount of the specific inventory item to lower of cost or market. During the year ended December 31, 2004, the Company recorded approximately $40,000 of inventory write-downs. No inventory write-downs were recorded during the years ended December 31, 2003 and 2002. The Company also maintains consigned inventories, consisting primarily of diamonds and watches, of approximately $1.5 million and $5.9 million as of December 31, 2004 and 2003, respectively, which are displayed on the Company’s websites. The consigned diamonds (through March 2004) were under certain exclusive supply agreements with related parties (see Note 13). The cost of these consigned inventories and the related contingent obligation are not included in the Company’s consolidated balance sheets. At the time consigned inventories are sold and the sale is recorded, the Company also records the cost of the merchandise purchased in accounts payable and in cost of sales.
      Deposits with Vendors — Deposits with vendors represent amounts paid to suppliers for merchandise purchase orders. Such deposits are applied to orders as they are received.
      Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Maintenance costs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized by the straight-line method over the remaining term of the applicable lease or their useful lives, whichever is shorter. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the consolidated statement of operations.
      Software and Website Development Costs — The Company capitalizes internally developed software and website development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to estimated economic life and changes in software and hardware technologies.
      Long-Lived Assets — Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is initially estimated by comparison of the carrying amount of the asset to the net future undiscounted cash flows expected to be generated by the asset. To the extent future undiscounted cash flows are less than the carrying amount, an impairment loss would be recognized.
      Goodwill — Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of a business acquired in 2000 and accounted for under the purchase method.
      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets(“SFAS No. 142”). With the adoption of

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company completed its annual assessment as of December 31, 2004 and determined that there was no impairment of goodwill.
      Intangible Assets — Intangible assets are recorded at amortized cost and consist primarily of marketing-related intangible assets (trademarks, trade-names and Internet domain names). Intangible assets are amortized on a straight-line basis over their estimated useful life which range from 4 to 5 years.
      Warranty Costs — The Company records an accrual for costs that it estimates will be needed to cover future product warranty obligations for watches sold. This estimate is based upon the Company’s historical experience as well as current sales levels.
      Fair Value of Financial Instruments — The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate their carrying fair values due to their short-term nature as of December 31, 2004 and 2003. The fair value of the stockholder notes approximate fair value primarily because the notes bear interest at rates comparable to the market rates for debt instruments with similar maturities and terms as of December 31, 2003.
      Revenue Recognition — Net sales consist of revenue from the sale of the Company’s products and upgrades to the Company’s standard free shipping, net of estimated returns and promotional discounts. The Company recognizes revenues when all of the following have occurred: persuasive evidence of an agreement with the customer exists; products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable; and collectibility of the selling price is reasonably assured. The Company has evaluated Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has determined it does not function as an agent or broker for its suppliers; therefore, the Company has recorded the gross amount of product sales and related costs instead of a net amount earned.
      The Company requires payment at the point of sale. Any amounts received prior to delivery of goods to customers are recorded as deferred revenue. As of December 31, 2004 and 2003, the Company had deferred revenue of approximately $93,000 and $466,000, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets. The Company offers a return policy of generally 15 to 30 days and provides a reserve for sales returns during the period in which the sales are made. At December 31, 2004 and 2003, the reserve for sales returns was approximately $333,000 and $355,000, respectively, and was recorded as an accrued liability in the accompanying consolidated balance sheets. Net sales and cost of sales reported in the consolidated statement of operations are reduced to reflect estimated returns.
      Cost of Sales — Cost of sales includes the cost of products sold to customers, including inbound shipping costs and assembly costs. Cost of sales also includes amortization of the inventory-related intangible asset (see Note 6). For the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization of approximately $84,000, $61,000, and $162,000, respectively, related to the inventory-related intangible asset, which is included in cost of sales in the accompanying consolidated statements of operations.
      Fulfillment Expenses — Fulfillment expenses include outbound freight paid by the Company (approximately $2.0 million, $1.4 million, and $1.0 million for each of the years ended December 31, 2004, 2003 and 2002, respectively), commissions paid to sales associates, credit card processing fees and packaging and other shipping supplies. Commissions are paid based on a percentage of the price of goods sold and are expensed when the goods are sold.
      Marketing Expenses — Marketing expenses consist primarily of online advertising costs, affiliate program fees and commissions, public relations costs and other marketing expenses. Advertising costs are

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
expensed as incurred. Costs of advertising associated with print and other media are expensed when such services are used. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Advertising expense was approximately $4.0 million, $2.1 million, and $1.6 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.
      General and Administrative Expenses — General and administrative expenses include payroll and related employee benefits (including employee stock-based compensation), costs to maintain the Company’s websites, professional fees, insurance, rent, travel and other general corporate expenses.
      Stock-based Compensation — The Company accounts for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for stock options granted to employees (including members of its board of directors), if any, is measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants are deferred and amortized to expense over the vesting period of the related options.
      Compensation expense related to options granted to non-employees is calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and has adopted the disclosure-only requirements of SFAS No. 123.
      Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been as shown below (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$(27,894)	$(11,662)	$(10,236)
Add: Stock-based compensation expense, as reported	4,689	2	39
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(5,615)	(76)	(406)

Pro forma net loss	$(28,820)	$(11,736)	$(10,603)

Net loss per share:
Basic and diluted — as reported	$(44.35)	$(18.54)	$(16.30)

Basic and diluted — pro forma	$(45.82)	$(18.66)	$(16.88)

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The fair value of each option grant under the Company’s stock incentive plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during each of the years ended December 31, 2004, 2003 and 2002 was $5.25, $2.75, and $1.50, respectively. The following weighted average assumptions were used for grants for each of the years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended
	December 31,

	2004	2003	2002

Dividend yields	0%	0%	0%
Volatility	70%	70%	70%
Risk-free interest rate	3.69%	2.87%	3.03%
Expected life (years)	5	5	5
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions.
      The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning with the quarter ending September 30, 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented herein, using the Company’s existing valuation and amortization assumptions
      Income Taxes — The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach. Under this method, a deferred tax asset or liability is recognized with respect to all temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and with respect to the benefit from utilizing tax loss carryforwards. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain.
      Loss Per Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. The calculation of diluted loss per share was the same as the basic loss per share for each period presented since the inclusion of potential common stock in the computation would be antidilutive.
      All of the Company’s outstanding convertible preferred stock, preferred stock warrants and stock options during the respective periods have been excluded from the calculations because the effect on net loss per share would have been antidilutive.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, dividends to preferred stockholders includes approximately $5.7 million, $4.5 million, $4.0 million of undeclared dividends on the Company’s convertible preferred stock. For the year ended December 31, 2004 dividends to preferred stockholders also includes approximately $9.7 million related to the issuance of Series C convertible preferred stock to existing stockholders (see Notes 8 and 13). This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.
      Segments — The Company has one operating segment, online retail of brand name watches, other luxury goods, diamonds, and fine jewelry. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented and the Company does not have any long-lived assets located in foreign countries.
      Stock Splits — On January 24, 2005, the Company effected a 1 for 25 reverse split of its common stock and convertible preferred stock. All references to the number of shares, per share amounts and any other references to shares in the accompanying consolidated financial statements and the notes, unless otherwise indicated, have been adjusted to reflect the reverse stock splits on a retroactive basis. Previously awarded stock options and preferred stock warrants have been retroactively adjusted to reflect the reverse stock splits.
      New Accounting Pronouncement — In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses consolidation of variable interest entities by business enterprises that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the enterprise will hold a significant variable interest, or have significant involvement. FIN 46 is effective as of the first interim period beginning after June 15, 2003. However, an October 2003 FASB Staff Position deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. The Company has no interests in variable interest entities and the adoption of FIN 46 did not have an impact on the results of operations or the financial position of the Company.

3.	ASSET PURCHASE
      In December 2002, the Company executed an asset purchase agreement (the “Agreement”) with Ashford.com Inc. (“Ashford”), a wholly-owned subsidiary of GSI Commerce, Inc. (“GSI”), setting forth the terms and conditions of the asset purchase. Pursuant to the Agreement, the Company purchased the www.ashford.com domain name and related trademarks and tradenames, incomplete individual customer information (e.g., e-mail addresses with no physical address, e-mail addresses with no additional corresponding customer information, names and addresses with no e-mail address, etc.) for customers who had placed orders through the www.ashford.com website during the nine months that GSI operated it (which did not include any customers prior to GSI’s acquisition of Ashford) (the “Purchased Assets”), and limited items of pre-selected remaining inventory (the “Pre-Selected Inventory”).
      In consideration for the Purchased Assets, the Company issued GSI a $4.5 million secured subordinated note payable over five years and approximately 624,000 shares (and warrants to purchase approximately 107,000 shares) of the Company’s Series D Convertible Preferred Stock (the “Series D”) with an estimated fair value of approximately $2.7 million, for a total consideration of approximately $7.2 million. The Company has assigned the value of the total consideration given to a marketing related intangible asset with an estimated useful life of four years (see Note 6). None of the consideration given was assigned to a customer related intangible asset as the Company was able to subsequently determine that net sales to customers included as part of the incomplete individual customer information obtained was not significant compared to the Company’s total 2003 net sales.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      To accommodate the purchase, the Company also purchased the Pre-Selected Inventory for approximately $1.1 million in cash.
      In addition, per the Agreement, GSI has a right to receive 10% of the Company’s annual consolidated EBITDA, if positive, as defined in the Agreement (the “EBITDA Payment”), from 2003 through 2007 up to a maximum aggregate amount of $2.0 million. As of December 31, 2002, the Company could not determine if the conditions requiring the EBITDA Payment would be met and therefore did not record a liability as of December 31, 2002. The Company will record the EBITDA Payment when the conditions are met and the EBITDA Payment becomes due. The conditions requiring payment have not been met and therefore no amounts were recorded as of December 31, 2004 and 2003.

4.	INVENTORIES
      Inventories consist of the following (in thousands) as of:

	December 31,

	2004	2003

Diamonds	$5,488	$621
Fine jewelry	2,967	1,465
Watches	3,344	2,759
Luxury goods	2,522	1,161

Total inventories	$14,321	$6,006

5.	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands) as of:

	Estimated	December 31,
	Useful Lives
	(In Years)	2004	2003

Computers, software and equipment	3	$9,049	$6,671
Leasehold improvements	4	1,066	813
Furniture and fixtures	5	598	497
Automobiles	4	—	50

		10,713	8,031
Less: accumulated depreciation		(6,737)	(5,824)

		3,976	2,207
Software development in process		1,344	330

Property and equipment — net		$5,320	$2,537

      Depreciation expense amounted to approximately $1.0 million, $1.2 million, and, $2.0 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.
      Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use. The Company had no unamortized internally developed computer software (other than the software development in process reflected above) and website development costs at December 31, 2004 and 2003, respectively.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

6.	INTANGIBLE AND OTHER ASSETS
      Intangible and other assets consist of the following (in thousands) as of:

	December 31,

	2004	2003

Marketing-related:
www.diamond.com domain name	$2,137	$2,137
www.ashford.com domain name	7,186	7,186
Affinity phone number	288	288
Inventory-related:
2000 Supply Agreement	—	1,616
2004 Supply Agreement	433	—

	10,044	11,227
Less: accumulated amortization	(6,252)	(5,983)

Intangibles — net	3,792	5,244
Other assets	2,712	81

Total	$6,504	$5,325

      Other assets consist primarily of deposits and deferred offering costs as of December 31, 2004. Amortization expense for marketing-related intangible assets amounted to approximately $1.8 million, $1.8 million, and $0.5 million for each of the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for inventory-related intangible assets is included in cost of sales (see Note 2).
      As of December 31, 2003, the www.diamond.com domain name and the affinity phone number assets were fully amortized. During December 31, 2004, the 2000 Supply Agreement became fully amortized and was written-off due to the related agreements being terminated (see Note 13).
      During June 2004, the Company entered into an amended supply agreement with SDG Marketing, Inc. (“SDG”), which is affiliated with a stockholder, to supply diamond inventory, see Note 13. In connection with this transaction, the Company recorded an inventory-related intangible asset of approximately $0.4 million in June 2004, based on the estimated fair value of the supply agreement.
      The future amortization expense of the intangible assets as of December 31, 2004 is as follows (in thousands):

	Marketing	Inventory
Year	Related	Related	Total

2005	$1,796	$145	$1,941
2006	1,648	145	1,793
2007	—	58	58

	$3,444	$348	$3,792

7.	BANK CREDIT FACILITY
      In March 2004, the Company obtained a bank credit facility with a local financial institution that allowed the Company to borrow up to $3.0 million. The outstanding advances were charged interest at the bank’s floating base rate. The bank credit facility was guaranteed by certain stockholders, including the Company’s chief executive officer and president. The guarantor stockholders had agreed to indemnify each

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
other against losses resulting from their guaranties for amounts in excess of a certain amount calculated based on their pro rata ownership of the Company. The Company repaid and terminated this bank credit facility with an advance under the new secured credit facility described below.
      In July 2004, the Company entered into a new secured credit facility with a national financial institution. Under the new secured credit facility, the Company is able to borrow up to either $7.0 million or $12.0 million depending on the time of the year and subject to the Company’s inventory levels. Outstanding advances will be charged interest at the greater of the lender’s prime rate plus 0.5% or 4% (5.75% at December 31, 2004). The new secured credit facility matures in August 2006 and is secured by a first lien on the Company’s assets. In November 2004, the availability under the new secured credit facility was increased to $15 million through December 31, 2004. One of the Company’s stockholders has guaranteed the Company’s repayment obligation under the new secured credit facility. On January 7, 2005, the credit facility was amended further and allows the Company to borrow up to either $10.0 million or $12.0 million depending on the time of year and subject to the Company’s inventory levels. Upon completion of the sale of its common stock in the IPO, the Company’s borrowing capacity decreased to either $5.0 million or $8.0 million depending on the time of year and subject to the Company’s inventory levels.
      The Company also repaid the outstanding stockholder notes described in Note 8 with the proceeds from the new credit facility.
      As of December 31, 2004, the amount outstanding under this facility was approximately $9.3 million. The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. The Company currently has $5 million available under the current bank credit facility.

8.	STOCKHOLDER NOTES
      As discussed in Note 3, during December 2002, the Company issued a five year $4.5 million secured subordinated note as part of the purchase price of the Purchased Assets. The secured subordinated note bears interest at 7% per annum, and required quarterly principal payments of $225,000 which commenced in March 2003 and were to conclude in December 2007. Interest is payable quarterly in arrears at the same time the quarterly principal payments are required. The secured subordinated note is collateralized by a lien on substantially all of the Company’s assets and is subordinate to any indebtedness to fund the Company’s working capital requirements.
      During October 2002, the Company issued to existing stockholders $2.0 million of secured subordinated notes with warrants to purchase approximately 43,000 shares of Series C convertible preferred stock. The secured subordinated notes bear interest at 8% per annum, and were scheduled to mature on December 31, 2002. In December 2002, the notes were subsequently amended and restated whereby the maturity date was extended to December 31, 2004. No other terms of the notes were amended or restated. The notes were secured by a first priority security interest in all of the Company’s right, title and interest in and to all of the assets of the Company. The warrants were valued at approximately $375,000 (see Note 11) and were recorded as a discount on the notes. The Company recognized interest expense related to the amortization of the discount on the notes of approximately $174,000, $172,000, and $29,000, during each of the years ended December 31, 2004, 2003 and 2002, respectively.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The outstanding balance of the notes as of December 31, 2003 is approximately (in thousands):

Stockholder notes	$5,600
Less: Unamortized discount	(174)

5,426
Less: Current portion	(2,726)

Total	$2,700

      In March 2004, $2.0 million of stockholder notes and accrued interest of approximately $211,000 were exchanged for approximately 223,000 shares of Series C, with warrants to purchase approximately 34,000 shares of Series C at approximately $9.00 per share. The Series C and warrants were valued at approximately $6.4 million based on the estimated fair value of the Company’s Series C with consideration given to the anticipated initial public offering. The warrants are exercisable effective March 20, 2004 and expire March 20, 2014. The difference of approximately $4.1 million between the estimated fair value of the Series C and warrants and the approximately $2.3 million carrying value (including approximately $211,000 of accrued interest) of the stockholder notes was recorded as a preferred dividend to the Series C stockholders.
      In April 2004, $730,000 of stockholder notes were exchanged for approximately 82,000 shares of Series C, with warrants to purchase approximately 12,000 shares of Series C at approximately $9.00 per share. The Series C and warrants were valued at approximately $2.4 million based on the estimated fair value of the Company’s Series C with consideration given to the anticipated initial public offering. The warrants are exercisable effective April 28, 2004 and expire April 28, 2014. The difference of approximately $1.6 million between the estimated fair value of the Series C and warrants and the $730,000 carrying value of the stockholder notes was recorded as a preferred dividend to the Series C stockholder.
      In August 2004, the balance of the stockholder notes were repaid with proceeds from the new bank credit facility discussed in Note 7. In February 2005, all warrants were exercised immediately prior to the completion of the Company’s initial public offering. See Note 14.

9.	INCOME TAXES
      A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows (in thousands, except tax rates):

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

Income taxes at statutory rate	(4,255)	(34.0)%	$(2,429)	(34.0)%	$(2,104)	(34.0)%
Increase in taxes:
Penalties and fines	1	0.0	1	0.0	118	1.9
Meals and entertainment	29	0.2	9	0.1	11	0.2
Stock-based compensation	1,594	12.7	—	—	—	—
Other	3	0.0	2	0.0	1	0.0
Valuation allowance	2,628	21.1	2,417	33.9	1,974	31.9

	$—	—%	$—	—%	$—	—%

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands) as of:

	December 31,

	2004	2003

Deferred tax assets (liabilities):
Noncurrent:
Net operating loss carryforwards	$18,715	$16,293
Property and equipment	(141)	231
Intangible assets	2,334	1,771

Gross deferred tax assets	20,908	18,295
Valuation allowance	(20,908)	(18,295)

Net deferred tax assets	$—	$—

      The Company has net operating loss carryforwards of approximately $49.7 million as of December 31, 2004. The Company’s net operating loss carryforwards will expire beginning in 2019 through 2024. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards and other deferred tax assets, a corresponding valuation allowance of approximately $20.9 million and $18.3 million was established as of December 31, 2004, and 2003 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. The Company has not completed its evaluation as to whether its net operating loss carryforwards will be limited as a result of its recently completed IPO.

10.	COMMITMENTS AND CONTINGENCIES
      Leases — The Company is obligated under a non-cancelable operating lease agreement relating to the Company’s offices and warehouse facilities, which expire in December 2005. During July 2004, the Company entered into a new non-cancelable operating lease for an additional warehouse facility and distribution center that expires in 2010. The following is a schedule of the approximate future minimum rental payments under non-cancelable operating leases as of December 31, 2009 (in thousands):

Year	Amount

2005	$289
2006	243
2007	243
2008	243
2009 and thereafter	488

Total minimum payments	$1,506

      Rent expense under these operating leases totaled approximately $485,000, $455,000, and $439,000 for the years ended December 31, 2004, 2003, and 2002, respectively, and includes payments for operating expenses, such as sales and property taxes and insurance.
      Litigation — From time to time, the Company is subject to legal proceedings and claims, including complaints from trademark owners objecting to the Company’s sales of their products below manufacturer’s retail pricing, and/or threatening litigation, in the ordinary course of business. Management

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
currently believes, after considering a number of factors and the nature of the contingencies to which the Company is subject, that the ultimate disposition of these contingencies either cannot be determined at the present time or will not have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.
      The Company acquires most of the brand name watches and luxury goods products it sells through the parallel market (products are not obtained directly from the brand owners or their authorized distributors). The Company has received in the past, and anticipates that it will receive in the future, communications from brand owners alleging that certain items sold through the Company’s websites infringe on such brand owners’ trademarks, patents, copyrights and other intellectual property rights. The Company is also subject to lawsuits by brand owners and their authorized distributors based on infringement claims.
      Employment Agreements — In July 2004 (and as amended in August 2004), the Company entered into employment agreements with four of its executives which provide for an initial term of three years with successive one year extensions unless the Company or the employee provides notice of the intent not to renew the agreement. Under such agreements, the base salaries of these executives collectively amount to $910,000 per year, plus discretionary annual cash bonuses determined by the Company’s board of directors. The agreements also contain certain “non-compete” and “change of control” provisions.

11.	CONVERTIBLE PREFERRED STOCK
      The Company has authorized and outstanding approximately 2,370,000 and 1,796,000 shares of convertible preferred stock as of December 31, 2004 and 2003, respectively. Shares of convertible preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors. The Company has designated four series of convertible preferred stock: Series A, B, C and D. All series of convertible preferred stock are at $0.001 par value.
      Amounts of convertible preferred stock at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004

					Common
					Shares
				Additional	Issuable
	Authorized	Shares	Par	Paid-In	Upon	Liquidation
	Shares	Outstanding	Value	Capital	Conversion	Value

Series A	186	186	$—	$6,678	933	$6,700
Series B	514	514	1	36,250	551	50,441
Series C	1,046	1,046	1	29,718	1,046	77,843
Series D	624	624	1	1,756	624	4,287

	2,370	2,370	$3	$74,402	3,154	$139,271

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2003

					Common
					Shares
				Additional	Issuable
	Authorized	Shares	Par	Paid-In	Upon	Liquidation
	Shares	Outstanding	Value	Capital	Conversion	Value

Series A	186	186	$—	$6,678	933	$6,700
Series B	514	514	1	36,250	551	47,541
Series C	472	472	—	14,692	472	36,065
Series D	624	624	1	1,756	624	3,254

	1,796	1,796	$2	$59,376	2,580	$93,560

      The liquidation preferences at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004

	Liquidation	Cumulative	Liquidation
	Preference	Dividends	Value

Series A	$6,700	$—	$6,700
Series B	36,251	14,190	50,441
Series C	71,842	6,001	77,843
Series D	3,416	871	4,287

	$118,209	$21,062	$139,271

	December 31, 2003

	Liquidation	Cumulative	Liquidation
	Preference	Dividends	Value

Series A	$6,700	$—	$6,700
Series B	36,251	11,290	47,541
Series C	32,418	3,647	36,065
Series D	2,815	439	3,254

	$78,184	$15,376	$93,560

      The following table summarizes information about convertible preferred stock for the years ended December 31 (in thousands):

	Series A		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2001	186	$6,678	514	$36,251	416	$14,265		$—
Issuance of Series D (see Note 3)							624	1,757

Balance, December 31, 2002	186	6,678	514	36,251	416	14,265	624	1,757
Issuance of Series C					56	427

Balance, December 31, 2003	186	6,678	514	36,251	472	14,692	624	1,757
Issuance of Series C (see Notes 8 and 13)					574	15,027

Balance, December 31, 2004	186	$6,678	514	$36,251	1,046	$29,719	624	$1,757

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Issuances — During September 2003, the Company sold 56,000 shares of Series C and warrants to purchase approximately 8,000 shares of Series C to an existing stockholder for $500,000 in cash.
      Conversion and Dividend Features — Each share of Series A, B, C and D is convertible, at the option of the holder, into shares of the Company’s common stock at any time. Additionally, the shares are mandatorily convertible into common stock upon the Company completing an IPO which results in net proceeds to the Company of at least $30 million and the value of the Company immediately prior to such IPO is at least $150 million. The Company entered into a warrant exercise and preferred stock conversion agreement which amended the mandatory conversion feature of the Preferred Stock to provide that the Preferred Shares are mandatorily convertible into common stock upon the Company completing an IPO closing (the “Conversion Agreement”, see Note 14).
      The holders of Series D convertible preferred stock are entitled to receive dividends at a rate of 8% per annum of the original Series D issue price prior to any dividend distributions being made by the Company to any of its other stockholders. Subject to the prior rights of Series D, the holders of Series C, and subject to the prior rights of Series D and C, the holders of Series B, and subject to the prior rights of Series D, C and B, the holders of Series A are also entitled to receive dividends at a rate of 8% per annum. Dividends will be payable when and if declared by the board of directors and shall be cumulative, except for Series A. To date, the board of directors has not declared any such dividends.
      Common shares issuable upon conversion for Series B in the tables above include approximately 37,000 shares issuable to Series B holders as a result of anti-dilution adjustment provisions of the Series B.
      Liquidation Preferences — In the event of any liquidation, dissolution or winding up of the Company or upon any event which constitutes a deemed liquidation event, either voluntary or involuntary, any payments or distributions to be received by the stockholders of the Company shall be made in the order of priority as follows:

•	Holders of Series D preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the other stockholders including holders of any other series of convertible preferred stock, by reason of their ownership thereof, in cash, an amount per share equal to (a) if the valuation of the Company in connection with a liquidation event is $70 million or less, then 10% of such valuation amount, plus any accrued but unpaid dividends, or (b) if the valuation amount is more than $70 million, then $7 million plus 20% of the valuation amount in excess of $70 million, plus any accrued but unpaid dividends. If the assets are insufficient to permit payment of the Series D liquidation amount in full to all holders of Series D, the assets will be distributed ratably to the holders of Series D in proportion to the amount each such holder would otherwise be entitled to receive.

•	After payment of the Series D liquidation amount to the holders of Series D to the extent there are additional assets available for distribution to stockholders, the holders of Series C are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A, Series B and common stockholders, by reason of their ownership thereof, in cash, an amount per share equal to two times the original Series C issue price, plus any accrued but unpaid dividends. If the assets are insufficient to permit payment of the Series C liquidation amount in full to all holders of Series C, the assets will be distributed ratably to the holders of Series C in proportion to the amount each such holder would otherwise be entitled to receive.

•	After payment of the Series C liquidation amount to the holders of Series C to the extent there are additional assets available for distribution to stockholders, the holders of Series B are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A and common stockholders, by reason of their ownership thereof, in cash, an amount per share equal to the original Series B issue price, plus any accrued but unpaid dividends.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

If the assets are insufficient to permit payment of the Series B liquidation amount in full to all holders of Series B, the assets will be distributed ratably to the holders of Series B in proportion to the amount each such holder would otherwise be entitled to receive.

•	After payment of the Series B liquidation amount to the holders of Series B to the extent there are additional assets available for distribution to stockholders, the holders of Series A are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the common stockholders, by reason of their ownership thereof, in cash, an amount per share equal to the original Series A issue price, plus any accrued but unpaid dividends.
      Preferred Stock Warrants — In 2002, in connection with the issuance of $2.0 million in stockholder notes (see Note 8), the Company issued warrants to purchase approximately 43,000 shares of Series C at $9.00 per share. The warrants were valued at approximately $375,000 as determined using the Black-Scholes option-pricing model and were recorded as a discount on the notes. The warrants are exercisable effective December 31, 2002 and expire December 31, 2012.
      Additionally, in 2002, in connection with the issuance of Series D (see Note 3), the Company issued warrants to purchase 107,000 shares of Series D at $0.25 per share. The warrants were valued at approximately $384,000, as determined using the Black-Scholes option-pricing model and taking into effect the liquidation preferences. The warrants are exercisable effective December 6, 2002 and expire December 6, 2012.
      In connection with the September 2003 issuance of Series C discussed above, the Company issued warrants to purchase approximately 8,000 shares of Series C at approximately $9.00 per share. The warrants were valued at approximately $73,000 as determined using the Black-Scholes option-pricing model. The warrants are exercisable effective September 15, 2003 and expire September 14, 2013.
      Additionally, in 2003, in connection with the issuance of $3.0 million of stockholder notes, the Company issued warrants to purchase approximately 50,000 shares of Series C at approximately $9.00 per share. The warrants were valued at approximately $436,000 as determined using the Black-Scholes option-pricing model and were recorded as a discount on the notes and amortized to interest expense. In December 2003, the $3.0 million of stockholder notes were repaid by the Company. The warrants are exercisable effective September 15, 2003 and expire September 14, 2013.
      During March 2004 and April 2004, the Company issued warrants to purchase approximately 34,000 shares and 12,000 shares, respectively, of Series C (see Note 8).
      The following table summarizes information about warrants outstanding to acquire convertible preferred stock (amounts in thousands, except exercise price) as of:

	Series C		Series D

	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Warrants outstanding — December 31, 2004	147	$9.00	107	$0.25
Warrants outstanding December 31, 2003	102	$9.00	107	$0.25
      The fair value of the warrants issued during 2004, 2003 and 2002 were estimated using the following assumptions:

Dividend rate	8.00%
Expected volatility	70.00%
Risk-free interest rate	3.93%
Contract lives (in years)	10

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004, the Company has approximately 3,268,000 shares of common stock reserved for future conversions of convertible preferred stock and warrants. All shares of convertible preferred stock and warrants were converted immediately prior to the Company’s IPO in February 2005. (See Note 14).

12.	STOCK OPTION PLAN
      The Company adopted its employee stock option plan in 1999. The Plan was amended in April 2004 and renamed the Odimo Incorporated Amended and Restated Stock Incentive Plan (the “Plan”) and reserved for issuance an aggregate of 559,391 shares under the Plan. The Plan is administered by the compensation committee of the board of directors, which has discretion over who will receive awards, the type of the awards, the number of shares awarded, and the vesting terms of the awards.
      Options granted under the Plan generally vest ratably over the vesting period, which is generally 3 years. Vested options expire 2 to 10 years after vesting. Once vested, the options become exercisable upon the occurrence of a “realization” event (i.e., an IPO, merger, etc.) as defined in the Plan. Upon either an involuntary or voluntary termination of employment, vested options are not forfeited, and must be exercised within three months after a “realization” event. Options granted under the Plan are generally granted at fair value on the date of the grant. The Company has historically determined the fair value of its shares through the consideration of previous sales of shares to third parties and independent appraisals.
      As discussed in Note 2, the Company accounts for stock-based employee compensation arrangements in accordance with APB Opinion 25 and FIN 44. Under APB Opinion 25, compensation expense is recognized as the difference between the fair value of the Company’s stock on the date of grant and the exercise price. During the years ended December 31, 2003 and 2002, the Company issued options to certain employees under the Plan with exercise prices at or above the estimated fair market value of the Company’s common stock at the date of the grant; therefore no deferred stock-based compensation was recorded during the years ended December 31, 2003 and 2002. Deferred stock-based compensation is amortized over the vesting period of the awards, generally three years. During the years ended December 31, 2003 and 2002, the Company recorded compensation expense of approximately $2,000 and $39,000, respectively, related to the amortization of deferred stock-based compensation.
      During 2004 the Company granted employees options to purchase approximately 290,000 shares of common stock at an exercise price of $8.75 per share, of which approximately 1,000 shares vest over 3 years and the remaining shares vested immediately. Two-thirds of the shares issuable under these options are subject to contractual restrictions on transfer: one-third of the shares issuable upon exercise of the options may only be transferred after the first anniversary of the grant date, and one-third may only be transferred after the second anniversary grant date. The Company recorded approximately $4.7 million of stock-based compensation expense, based on the estimated fair value of the Company’s common stock, with consideration given to the anticipated initial public offering.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires such equity instruments be recorded at estimated fair value on the measurement date. During the years ended December 31, 2004 and 2003, the Company recorded expenses of approximately $7,000 and $26,000 related to the issuance of stock options to non-employees which is included in general and administrative expenses in the accompanying consolidated statements of operations. No stock options were issued to non-employees during the year ended December 31, 2002.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the years ended December 31 2004, 2003 and 2002:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	184	$16.25	209	$17.00	212	$17.00
Granted	290	8.75	11	37.75	3	34.25
Exercised	—	—	—	—	—	—
Canceled	(28)	24.75	(36)	27.00	(6)	28.00

Outstanding at end of year	446	$10.83	184	$16.25	209	$17.00

      The following table summarizes information regarding outstanding stock options at December 31, 2004:

		Weighted Average

		Contractual	Exercise	Options	Exercise
Exercise Prices	Options	Life	Price	Exercisable	Price

	(In thousands)
$ 7.25 — $12.50	418	6	$8.30	416	$8.30
$34.25	13	5	34.25	6	34.25
$37.75 — $38.00	5	6	37.80	5	37.80
$70.50	10	8	70.50	9	70.50

	446	6	$10.83	436	$10.33

13.	RELATED PARTY TRANSACTIONS
      Diamond Purchases and Sales — The Company purchases certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During each of the years ended December 31, 2004, 2003 and 2002, purchases from the Suppliers totaled approximately $9.4 million, $2.9 million, and $1.0 million, respectively. As of December 31, 2004 and 2003, the total amount payable to the Suppliers was approximately $5.7 million and $993,000, respectively. During 2004 the Company sold approximately $0.3 million of diamonds to entities affiliated with certain stockholders. These diamonds were purchased from unaffiliated parties.
      Supply Agreement — Certain of the purchases described above were made under exclusive supply agreements that were entered into with these entities in January 2000. Pursuant to the terms of these agreements, the Suppliers would supply the Company on consignment an inventory of diamonds to be held at the Company’s offices and a list of certain Suppliers’ inventory to be available for advertisement and display on the Company’s web site.
      During 2000, in connection with the exclusive supply agreements, the Company issued approximately 49,000 shares of common stock at a price of $15.00 per share to the Suppliers or their affiliates. The Company received cash proceeds of approximately $740,000 from the sale of this common stock. Management estimated the fair value of the Company’s common stock at such date was $47.75 per share. As such, the Company recorded a deferred charge related to these issuances in the amount of approximately $1,616,000. This deferred charge, which is included in intangible assets as the “2000 Supply Agreement” (see Note 6), was being amortized to cost of sales (see Note 2) based on the total amount of estimated purchases under the terms of the agreement. In connection with the 2004 Supply Agreement

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
entered into in March 2004 (as described below), which will decrease the Company’s emphasis on consigned inventory, the Company terminated the exclusive supply agreements that were entered into in January 2000.
      Stock Purchase and Supply Agreement — In March 2004, the Company entered into an agreement with SDG, pursuant to which SDG may provide the Company with $4.0 million of independently certified diamonds through April 2007 at cash market prices with extended payment terms. The Company sold to SDG approximately 129,000 shares of Series C at $9.75 per share in March 2004 and extended a right to this affiliate to acquire an additional approximately 73,000 shares at $10.25 per share in the first quarter of 2005 and approximately 67,000 shares at $11.25 per share in the first quarter of 2006. In order to purchase the second installment of shares, SDG must maintain a $4.0 million supply of available inventory during 2004. In order to purchase the third installment of shares, SDG must maintain $5.0 million of available inventory during 2005. If SDG purchases the third installment, it must supply the Company with $6.0 million of diamond inventory shortly thereafter. In addition, the Company granted SDG the right of first refusal to provide the Company diamonds and fine jewelry based on the Company’s projected purchase needs.
      During June 2004, the Company amended the stock purchase agreement whereby SDG is no longer required to maintain the indicated level of inventory in order to obtain the right to purchase the remaining shares under the terms of the original agreement. Upon execution of the amended agreement, SDG exercised its right to purchase the remaining shares, for which the Company received $1.5 million during June 2004. In addition, during June 2004 the Company entered into a separate supply agreement which obligates SDG to supply inventory that includes similar terms related to the supply of available inventory through 2006 as described above. In connection with this transaction, the Company recorded preferred dividends of approximately $2.2 million and $1.7 million during March 2004 and June 2004, respectively, based on the excess of the estimated fair value of the Company’s Series C (with consideration given to the anticipated initial public offering) over the consideration received by the Company.
      Other Inventory Purchases — The Company purchases watches from an entity controlled by a stockholder who formerly owned and controlled www.worldofwatches.com. During each of the years ended December 31, 2004, 2003 and 2002, the Company had purchases from the entity controlled by the stockholder of approximately $2.9 million, $3.2 million, and $2.0 million, respectively. As of December 31, 2004 and 2003, the total amounts payable to the entity controlled by the stockholder was $0 and $62,000, respectively.
      Use of Jet Aircraft — From time to time, the Company reimburses Mey-Al Corporation, an entity owned and controlled by the Company’s President and CEO, for the use of an aircraft by the executive officers of the Company for business-related purposes. For the years ended December 31, 2004, 2003 and 2002, the Company paid Mey-Al Corporation an aggregate amount of approximately $84,000, $57,000, and $22,000, respectively, for the use of the aircraft.

14.	INITIAL PUBLIC OFFERING
      The Company completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 15, 2005 (closed on February 18, 2005), which generated net proceeds of approximately $22.4 million. On the same date, in accordance with the Conversion Agreement described in Note 11, holders of the Company’s preferred stock warrants, exercised their warrants into approximately 147,000 and 107,000 shares of Series C and Series D, respectively. These exercises generated proceeds of approximately $1.4 million for the Company. In addition, all holders of the Company’s Series A, B, C and D (including the shares from the exercise of warrants) converted these shares into approximately 3,408,000 shares of common stock.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

15.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      Selected financial information for the quarterly periods in 2004 and 2003 is presented below:

	Quarter Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands)
	(Unaudited)
Net sales	$10,444	$10,290	$10,006	$21,504	$7,612	$8,275	$7,538	$18,269

Gross profit	3,068	2,864	2,798	6,373	2,084	2,196	2,020	5,449

Loss from operations	(6,130)	(1,790)	(2,301)	(1,710)	(1,495)	(1,461)	(1,451)	(1,629)

Net loss	$(6,383)	$(1,855)	$(2,406)	$(1,872)	$(1,647)	$(1,565)	$(1,561)	$(2,370)

Net loss attributable to common stockholders	$(7,540)	$(12,976)	$(3,956)	$(3,422)	$(2,777)	$(2,695)	$(2,690)	$(3,500)

Net loss per share
Basic and diluted:	$(11.99)	$(20.63)	$(6.29)	$(5.44)	$(4.41)	$(4.28)	$(4.28)	$(5.56)

ODIMO INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
		Revenue,
	Beginning	Costs or		Balance
Description	of Period	Expenses	Deductions(1)	at End of

Reserve deducted from asset to which it applies:
Year Ended December 31, 2004 Reserve for deferred income tax assets	$18,295	$2,613	$—	$20,908
Year Ended December 31, 2003 Reserve for deferred income tax assets	$15,878	$2,417	$—	$18,295
Year Ended December 31, 2002 Reserve for deferred income tax assets	$13,904	$1,974	$—	$15,878
Reserves recorded as accrued liabilities:
Year Ended December 31, 2004 Reserve for sales returns	$355	$7,491	$7,513	$333
Reserve for warranty costs	$15	$—	$—	$15
Year Ended December 31, 2003 Reserve for sales returns	$175	$5,620	$5,440	$355
Reserve for warranty costs	$15	$—	$—	$15
Year Ended December 31, 2002 Reserve for sales returns	$70	$3,745	$3,640	$175
Reserve for warranty costs	$—	$15	$—	$15

(1)	Consists of actual sales returns in each period.