Form 10-Q
period 2005-03-31
Odimo INC
filed 2005-05-16
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-51161

Odimo Incorporated

(Exact name of registrant as specified in its charter)

Delaware	22-3607813

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001 N.W. 4th Street, Sunrise, Florida	33325

(Address of principal executive offices)	(Zip Code)

(954) 835-2233
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

     As of May 11, 2005, the registrant had 7,161,923 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,627	$1,663
Restricted cash	906	813
Accounts receivable	449	476
Inventories	12,970	14,321
Deposits with vendors	1,201	660
Prepaid expenses and other current assets	1,442	961

Total current assets	24,595	18,894
PROPERTY AND EQUIPMENT — net	5,643	5,320
GOODWILL	9,792	9,792
INTANGIBLE AND OTHER ASSETS — net	3,463	6,504

TOTAL	$43,493	$40,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,901	$10,833
Accounts payable to related parties	1,961	5,691
Accrued liabilities	1,481	3,499
Bank credit facility		9,282

Total liabilities	11,343	29,305

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000 and 2,370 shares authorized; 0 and 2,370 shares issued and outstanding at March 31, 2005 and December 31, 2004 respectively (liquidation value of $139,271 at December 31, 2004)	—	3
Common stock, $0.001 par value, 300,000 shares authorized at March 31, 2005 and 4,800 shares authorized at December 31, 2004; 7,162 and 629 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	7	1
Additional paid-in capital	103,765	80,074
Accumulated deficit	(71,622)	(68,873)

Total stockholders’ equity	32,150	11,205

TOTAL	$43,493	$40,510

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2005	2004
NET SALES	$12,784	$10,444
COST OF SALES	9,532	7,376

Gross profit	3,252	3,068

OPERATING EXPENSES:
Fulfillment(1)	888	669
Marketing(1)	1,718	1,113
General and administrative(1)	2,467	6,667
Depreciation and amortization	852	749

Total operating expenses	5,925	9,198

LOSS FROM OPERATIONS	(2,673)	(6,130)
INTEREST EXPENSE, Net	(76)	(253)

NET LOSS	(2,749)	(6,383)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(832)	(7,467)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (3,581)	$(13,850)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.97)	$(22.02)

Weighted average number of shares:
Basic and diluted	3,677	629

(1)	Non-cash stock-based compensation included in these amounts are as follows:

Fulfillment	$—	$—
Marketing	—	—
General and administrative		4,689

	$—	$4,689

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
		Par		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
BALANCE December 31, 2004	2,370	$3	629	$1	$80,074	$(68,873)	$11,205
Proceeds from exercise of warrants	254				1,349		1,349
Conversion of convertible preferred stock to common stock	(2,624)	(3)	3,408	3			—
Issuance of common stock, net of offering expenses			3,125	3	22,342		22,345
Net loss						(2,749)	(2,749)

BALANCE March 31, 2005	—	$—	7,162	$7	$103,765	$(71,622)	$32,150

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(2,749)	$(6,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	852	749
Stock-based compensation		4,689
Amortization of supply agreement	36	5
Amortization of discount on stockholder notes		87
Changes in operating assets and liabilities:
Increase in restricted cash	(93)	(65)
Decrease in accounts receivable	27	84
Decrease (increase) in inventories	1,351	(37)
(Increase) decrease in deposits with vendors	(541)	226
Increase in prepaid expenses and other current assets	(481)	(360)
Decrease (increase) in other assets	2,556	(147)
Decrease in accounts payable	(2,931)	(2,659)
Decrease in accounts payable to related parties	(3,730)	(424)
Decrease in accrued liabilities	(2,018)	(1,357)

Net cash used in operating activities	(7,721)	(5,592)

INVESTING ACTIVITIES -

Purchase of property and equipment	(727)	(301)

FINANCING ACTIVITIES:

Payments on stockholder notes		(225)
Net(repayments of) borrowings under bank credit facility	(9,282)	1,500
Proceeds from exercise of warrants	1,349
Proceeds from issuance of common stock, net of expenses	22,345

Net cash provided by financing activities	14,412	1,275

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,964	(4,618)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,663	5,135

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,627	$517

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$76	$63

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exchange of stockholder notes (including accrued interest of $211) for convertible preferred stock and warrants		$2,266

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(in thousands)
(Unaudited)

1. GENERAL

Business - Odimo Incorporated and subsidiaries (the “Company”) is an online retailer of brand name watches, luxury goods, high quality diamonds and fine jewelry. The Company was incorporated in January 1998 and is based in Sunrise, Florida. The Company currently operates three web sites, www.diamond.com, www.ashford.com, and www.worldofwatches.com.

Operating Losses and Liquidity - The Company has had significant losses since inception and has not generated positive net cash flows from operations. Based on the Company’s strategy for 2005, the Company believes that its current cash and cash equivalents, availability from its secured credit facility, expected cash from operations and net proceeds from its recently completed initial public offering (“IPO”) (see Note 6) will be sufficient to fund its operations and capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company’s strategy will be accomplished and will generate sufficient cash flows to meet the Company’s cash flows and working capital needs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements are presented on a condensed consolidated basis and include the accounts of Odimo Incorporated and its wholly-owned subsidiaries. Intercompany balances have been eliminated in consolidation. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position and results of operations for such periods. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2005 or for any future period.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the reserve for sales returns, the carrying value of inventories, goodwill and other long-lived assets, the deferred tax asset valuation reserve, and the estimated fair value of stock based compensation. Actual results could differ from those estimates.

Stock-based Compensation - The Company accounts for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for stock options granted to employees (including members of its board of directors), if any, is measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants is deferred and amortized to expense over the vesting period of the related options.

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

Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been as shown below (in thousands, except per share data):

	Three Months Ended March 31,
	2005		2004
Net loss attributable to common stockholders, as reported		$(3,581)	$(13,850)
Add: Stock-based compensation expense, as reported		—	4,689
Deduct: Stock-based employee compensation expense determined under fair-value-based method		(3)	(5,615)

Pro forma net loss		$(3,584)	$(14,776)

Net loss per share:
Basic and diluted — as reported	$	(0.97)	$(22.02)

Basic and diluted — pro forma		$(0.98)	$(23.49)

The fair value of each option grant under the Company’s stock incentive plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the three months ended March 31, 2004 was $5.25. There were no options issued during the three months ended March 31, 2005.

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

The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning on January 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented herein, using the Company’s existing valuation and amortization assumptions.

Loss Per Share - Basic loss per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. The calculation of diluted loss per share was the same as the basic loss per share for each period presented since the inclusion of potential common stock in the computation would be antidilutive.

All of the Company’s outstanding convertible preferred stock (in 2004 only), preferred stock warrants (in 2004 only) and stock options during the respective periods have been excluded from the calculations because the effect on net loss per share would have been antidilutive.

For the three months ended March 31, 2005 and 2004, dividends to preferred stockholders includes approximately $832,000 and $1.2 million of undeclared dividends on the Company’s convertible preferred stock. For the three months ended March 31, 2004 dividends to preferred stockholders also includes approximately $6.3 million related to the issuance of Series C convertible preferred stock (“Series C Preferred Stock”) to existing stockholders (See Note 8). This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.

Stock Splits- On January 24, 2005, the Company effected a 1 for 25 reverse split of its common stock and convertible preferred stock. All references to the number of shares, per share amounts and any other references to shares in the accompanying condensed consolidated financial statements and the notes, unless otherwise indicated, have been adjusted to reflect the reverse stock splits on a retroactive basis. Previously awarded stock options and preferred stock warrants have been retroactively adjusted to reflect the reverse stock splits.

3. INVENTORIES

Inventories consist of the following (in thousands) as of:

	March 31,	December 31,
	2005	2004
Diamonds	$5,013	$5,488
Fine jewelry	2,456	2,967
Watches	3,233	3,344
Luxury goods	2,268	2,522

Total inventories	$12,970	$14,321

The Company also maintains consigned inventories consisting primarily of diamonds and watches of approximately $1.5 million as of March 31, 2005 and December 31, 2004, respectively, which are displayed on the Company’s websites. The cost of these consigned inventories and the related contingent obligation are not included in the Company’s condensed consolidated balance sheets. At the time consigned inventories are sold and the sale is recorded, the Company also records the cost of the merchandise purchased in accounts payable and in cost of sales.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	March 31,	December 31,
	(in Years)	2005	2004
Computers, software and equipment	3	$9,212	$9,049
Leasehold improvements	4	1,054	1,066
Furniture and fixtures	5	593	598

		10,859	10,713
Less: accumulated depreciation		(7,141)	(6,737)

		3,718	3,976
Software development in process		1,925	1,344

Property and equipment — net		$5,643	$5,320

Depreciation expense amounted to approximately $404,000 and $300,000 for the three months ended March 31, 2005 and 2004, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use. The Company had no unamortized internally developed computer software (other than the software development in process reflected above) and website development costs at March 31, 2005 and December 31, 2004, respectively.

5. BANK CREDIT FACILITY

In July 2004, the Company entered into a new secured credit facility with a national financial institution. Under the new secured credit facility, the Company is able to borrow up to either $7.0 million or $12.0 million depending on the time of the year and subject to the Company’s inventory levels. Outstanding advances will be charged interest at the greater of the lender’s prime rate plus 0.5% or 4% (6.25 % at March 31, 2005). The new secured credit facility matures in August 2006 and is secured by a first lien on the Company’s assets. One of the Company’s stockholders has guaranteed the Company’s repayment obligation under the new secured credit facility. On January 7, 2005, the credit facility was amended and allows the Company to borrow up to either $10.0 million or $12.0 million depending on the time of year and subject to the Company’s inventory levels. On February 18, 2005, the Company’s borrowing capacity decreased to either $5.0 million or $8.0 million depending on the time of year and subject to the Company’s inventory levels.

The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. The Company currently has $5 million available under the current bank credit facility.

6. INITIAL PUBLIC OFFERING

The Company completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 15, 2005 (closed on February 18, 2005), which generated net proceeds of approximately $22.4 million. On the same date, in accordance with a Conversion Agreement, holders of the Company’s preferred stock warrants, exercised their warrants into approximately 147,000 and 107,000 shares of Series C Preferred Stock and Series D Preferred Stock, respectively. These exercises generated proceeds of approximately $1.4 million for the Company. In addition, all holders of the Company’s Series A, B, C and D (including the shares from the exercise of warrants) converted these shares into approximately 3,408,000 shares of common stock.

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings and claims, including complaints from trademark owners objecting to the Company’s sales of their products below manufacturer’s retail pricing, and/or threatening litigation, in the ordinary course of business. Management currently believes, after considering a number of factors and the nature of the contingencies to which the Company is subject, that the ultimate disposition of these contingencies either cannot be determined at the present time or will not have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

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

8. RELATED PARTY TRANSACTIONS

Stock Purchase and Supply Agreement - In March 2004, the Company entered into an agreement with SDG Marketing, Inc. (“SDG”), an entity affiliated with certain stockholders and directors of the Company, pursuant to which SDG may provide the Company with $4.0 million of independently certified diamonds through April 2007 at cash market prices with extended payment terms. The Company sold to SDG approximately 129,000 shares of Series C Preferred Stock at $9.75 per share in March 2004 and extended a right to this affiliate to acquire an additional approximately 73,000 shares at $10.25 per share in the first quarter of 2005 and approximately 67,000 shares at $11.25 per share in the first quarter of 2006.

During June 2004, the Company amended the stock purchase agreement. Upon execution of the amended agreement, SDG exercised its right to purchase the remaining shares, for which the Company received $1.5 million during June 2004. In connection with this transaction, the Company recorded preferred dividends of approximately $2.2 million and $1.7 million during March 2004 and June 2004, respectively, based on the excess of the estimated fair value of the Company’s Series over the consideration received by the Company.

Diamond Purchases and Sales - The Company purchases certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During the three months ended March 31, 2005 and 2004, purchases from the Suppliers totaled approximately $658,000 and $723,000, respectively. As of March 31, 2005 and December 31, 2004, the total amount payable to the Suppliers was approximately $2.0 million and $5.7 million, respectively.

Other Inventory Purchases - The Company purchases watches from an entity controlled by a stockholder who formerly owned and controlled www.worldofwatches.com. During the three months ended March 31, 2005 and 2004, the Company had purchases from the entity controlled by the stockholder of approximately $352,000 and $474,000, respectively. As of March 31, 2005 and December 31, 2004, there were no amounts payable to the entity controlled by the stockholder.

Use of Jet Aircraft - From time to time, the Company reimburses Mey-Al Corporation, an entity owned and controlled by the Company’s President and CEO, for the use of an aircraft by the executive officers of the Company for business-related purposes. For the three months ended March 31, 2005 and 2004, the Company paid Mey-Al Corporation an aggregate amount of approximately $30,000 and $43,000, respectively, for the use of the aircraft.

Stockholder Notes — In March 2004, $2.0 million of then outstanding stockholder notes and accrued interest of approximately $211,000 were exchanged for approximately 223,000 shares of Series C Preferred Stock, with warrants to purchase approximately 34,000 shares of Series C Preferred Stock at approximately $9.00 per share. The Series C Preferred Stock and warrants were valued at approximately $6.4 million based on the estimated fair value of the Company’s Series C Preferred Stock. The difference of approximately $4.1 million between the estimated fair value of the Series C Preferred Stock and warrants and the approximately $2.3 million carrying value (including approximately $211,000 of accrued interest) of the stockholder notes was recorded as a preferred dividend to the Series C stockholders.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with Odimo Incorporated’s (“Odimo,” the “Company,” “we,” “our,” “us,”) Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

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

     We commenced operations in 1998 by offering diamonds and a limited selection of jewelry products through the website www.diamonddepot.com. In early 2000, we began offering an expanded product line that included a large selection of brand name watches and a broader selection of diamonds and fine jewelry through two websites, www.diamond.com and www.worldofwatches.com. In December 2002, we purchased the domain name www.ashford.com. In January 2003, we re-launched the www.ashford.com website and began offering luxury goods such as brand name handbags and other fashion accessories, fine writing instruments, home accents, fragrances and sunglasses. We acquire most of these brand name watches and luxury goods products through the parallel market (products obtained from sources other than brand owners or their authorized distributors). As discussed in “Risk Factors” and note 7 to the condensed consolidated financial statements included elsewhere in this report, our purchases in the parallel market may subject us to challenges from brand owners which might impact our supply of brand name watches and luxury goods. We have six subsidiaries through which we conduct our purchasing operations. Since 2003, we have focused and intend to continue to focus our marketing efforts primarily on the www.ashford.com and www.diamond.com websites.

     In March 2004, we entered into an agreement with an affiliate of The Steinmetz Diamond Group (“Steinmetz”) which permits us to select and purchase diamonds at cash market prices. Cash market prices are typically the lowest available wholesale price where the buyer pays the seller cash at the time of sale, and reflect a discount of 5.0% to 7.5% from prices for diamonds purchased on a credit basis. Under this agreement with Steinmetz, however, we can defer payment up to 180 days which substantially reduces our working capital needs. In addition, Steinmetz allows us to return unsold goods, which reduces our inventory risk.

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

	Quarter Ended March 31,
Measure	2004	2005
Number of orders	33,142	36,081
Average order value	$346	$396
Product Mix:
Watches	43.0%	33.9%
Diamonds	23.0%	34.3%
Jewelry	16.8%	19.0%
Luxury goods	17.2%	12.8%

Total	100.0%	100.0%

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

Results of Operations

     The following table sets forth information for the quarters ended March 31, 2004 and 2005 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest expense, and net losses both in dollars and as a percentage of net sales:

	Quarter Ended March 31,
	(in thousands, except percentage data)
	2004	% of Net Sales	2005	% of Net Sales
Net sales	$10,444	100.0%	$12,784	100.0%
Cost of sales	7,376	70.6	9,532	74.6

Gross profit	3,068	29.4	3,252	25.4

Operating expenses:
Fulfillment	669	6.4	888	6.9
Marketing	1,113	10.7	1,718	13.4
General and administrative(1)	6,667	63.8	2,467	19.3
Depreciation and amortization	749	7.2	852	6.7

Total operating expenses	9,198	88.1	5,925	46.3

Loss from operations	(6,130)	(58.7)	(2,673)	(20.9)
Interest expense, net	(253)	(2.4)	(76)	(0.6)

Net loss	$(6,383)	(61.1)%	$(2,749)	(21.5)%

(1)	Includes non-cash stock-based compensation of $4.7 million during the quarter ended March 31, 2004.

     Comparison of Quarter Ended March 31, 2005 to Quarter Ended March 31, 2004

     Net Sales. Net sales for the quarter ended March 31, 2005 increased 22.4% to $12.8 million from $10.4 million for the quarter ended March 31, 2004. Approximately $2.7 million of this increase resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com offset by a decrease of $300,000 in sales of watches and luxury goods.

     Number of orders for the quarter ended March 31, 2005, increased 8.9% to 36,081 from 33,142 for the quarter ended March 31, 2004. This increase was a result of an increase in new customers as well as increased sales to existing customers across our expanded product categories. In the aggregate, however, across our three websites, we experienced a 16.3% decrease in visitors to our websites during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. For the quarter ended March 31, 2005, our average order value increased 14.5% to $396 from $346 for the quarter ended March 31, 2004. This increase in orders and increase in average order value is due to the increase in the sale of diamonds and fine jewelry which tend to have a higher average order value than watches and other luxury goods.

     Gross Profit. Gross profit for the quarter ended March 31, 2005 increased 6.0% to $3.3 million from $3.1 million for the quarter ended March 31, 2004 due to increased sales volume. Our gross profit as a percentage of net sales decreased to 25.4% for the quarter ended March 31, 2005 compared to 29.4% for the quarter ended March 31, 2004. The decrease in gross profit as a percentage of net sales for the quarter ended March 31, 2005 was primarily the result of an increased proportion of net sales being derived from diamonds which have a lower margin than luxury goods.

     Fulfillment. Fulfillment expenses for the quarter ended March 31, 2005 increased 32.7% to $888,000 from $669,000 for the quarter ended March 31, 2004. This was primarily due to an 8.9% increase in orders and resulting increases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the quarter ended March 31, 2005 increased to 6.9% compared to 6.4% for the quarter ended March 31, 2004. The increase was primarily driven by a shift in our product mix towards diamonds and fine jewelry which have higher shipping and related costs per order.

     Marketing. Marketing expenses for the quarter ended March 31, 2005 increased 54.4% to $1.7 million from $1.1 million for the quarter ended March 31, 2004. The increase was primarily due to increased online advertising costs. As a percentage of net sales, marketing expenses for the quarter ended March 31, 2005 increased to 13.4% compared to 10.7% for the quarter ended March 31, 2004.

     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2005 decreased 63.0% to $2.5 million from $6.7 million for the quarter ended March 31, 2004. The decrease was primarily due to $4.7 million of stock based compensation expense for the quarter ended March 31, 2004 with no corresponding expense in the quarter ended March 31, 2005, offset by the addition of costs associated with being a public company including legal and professional fees and higher director and officer insurance premiums. As a percentage of net sales, general and administrative expenses for the quarter ended March 31, 2005 decreased to 19.3% compared to 63.8% for the quarter ended March 31, 2004. The decrease was primarily due to stock based compensation expense noted above. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure to support our increased sales and increased expenses associated with being a public company.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2005 increased 13.8% to $ 852,000 from $749,000 for the quarter ended March 31, 2004 due to the addition of computer equipment and software.

     Interest Expense, Net. Interest expense, net, for the quarter ended March 31, 2005 decreased 70.0% to $76,000 from $253,000 for the quarter ended March 31, 2004. This decrease is attributable to the repayment of the bank credit facility during February 2005.

     Net Loss. Net loss for the quarter ended March 31, 2005 was $2.7 million as compared to $6.4 million for the quarter ended March 31, 2004. The decrease was primarily attributable to the $4.7 million of stock-based compensation expense for the quarter ended March 31, 2004 for which there was no corresponding expense for the quarter ended March 31, 2005.

Liquidity and Capital Resources

     Prior to the closing of our initial public offering of our common stock in February 2005, we funded our operations primarily through private placements of securities and borrowings under our bank credit facility. In February 2005 we received net proceeds of $22.4 million from the initial public offering and approximately $1.4 million from the exercise of warrants.

     Discussion of Cash Flows

     Net cash used in operating activities for the quarter ended March 31, 2005 was $7.7 million compared to $5.6 million for the quarter ended March 31, 2004. This increase was primarily attributable to decreases in accounts payable, payables to related parties and other accrued expenses offset by a decrease in inventories and a decrease in other assets.

     Net cash used in investing activities for the quarter ended March 31, 2005 was $727,000 compared to $301,000 for the quarter ended March 31, 2004. This increase was primarily attributable to expenditures for computer and related equipment and software development costs.

     Net cash provided by financing activities for the quarter ended March 31, 2005 was $14.4 million compared to $1.3 million for the quarter ended March 31, 2004. This change was the result of $22.4 million in proceeds from our public offering and $1.4 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million.

     We currently anticipate that we will have annual expenditures ranging from $2.5 million to $3.5 million for technology and systems upgrades. As a public company, we expect to incur legal, accounting and other additional expenses between $1.0 million and $2.0 million annually for, among other things, compliance with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well a rules implemented by the SEC and Nasdaq. In addition, we will have to hire additional personnel to assist us with complying with these requirements.

     If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI Commerce, Inc.) is positive during 2005, 2006, and 2007, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. To the extent that we are required to make any such payments, our cash flow will be reduced correspondingly.

     Liquidity Sources

     Our principal sources of short-term liquidity consist of cash and cash equivalents, borrowings available under our bank credit facility and cash generated from operations.

     As of March 31, 2005, we had $7.6 million of cash and cash equivalents (and $906,000 of restricted cash pledged as collateral to a credit card processing company), compared to $1.7 million of cash and cash equivalents (and $813,000 of restricted cash pledged as collateral to a credit card processing company) as of December 31, 2004. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.

     We completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 15, 2005 (closed on February 18, 2005), which generated net proceeds of approximately $22.4 million (after underwriter’s discounts of approximately $1.9 million and offering expenses of approximately $3.8 million). At the closing of the initial public offering, holders of warrants to o purchase 147,000 and 107,000 shares of Series C Preferred Stock and Series D Preferred Stock, respectively, exercised in full their warrants for an aggregate purchase price of $1.4 million.

     Our secured revolving credit facility allows us to borrow up to a maximum amount equal to the lesser of (i) up to $8 million from September 1 through December 31 of each year and up to $5 million from January 1 through August 31 of each year; or (ii) 75% of the value of our inventory. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 6.25% at March 31, 2005. During the term of the credit facility, we are obligated to pay interest amounts owed monthly. All principal and unpaid interest under the credit facility is due August 2006. Our repayment obligations under the credit facility are secured by a first lien on our assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. We are negotiating to amend the terms of the credit facility to, among other things, remove Softbank Capital as the guarantor under the credit facility. As of May 11 2005, we had no indebtedness outstanding under our credit facility.

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

Contractual Obligations

     Future payments due under contractual obligations as of March 31, 2005 are listed below:

	Payments Due by Period
	(in thousands)
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Bank Credit Facility	$—	$—	$—	$—
Operating lease obligations	1,434	217	486	731

Total	$1,434	$217	$486	$731

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

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

     Inventories

     Inventories, consisting of products available for sale, are accounted for using the first-in first-out method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation write-down, when needed, to adjust the carrying amount of our inventories to lower of cost or market value.

     Goodwill and Other Long-Lived Assets

     Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires significant judgment to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. For 2004, we have determined that we have one reporting unit. Using the income approach, we performed an annual assessment of goodwill and concluded that there was no impairment as of December 31, 2004.

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

     Income Taxes

     We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we have determined that it is more likely than not that we may not be able to realize our deferred tax assets in the future.

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

     Pro forma information regarding net loss and net loss per share is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition Disclosure. This information is contained in Note 2 to our condensed consolidated financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123®”), Share-Based Payment. SFAS No. 123® requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123®; however, in adopting SFAS N0. 123®, companies must choose among alternative valuation models and amortization assumptions.

     The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123® will be effective for the Company beginning on January 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See Note 2 to our condensed consolidated financial for the pro forma effects for the each of the periods presented, using our existing valuation and amortization assumptions.

Cautionary Note Regarding Forward-Looking Statements

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

     Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Factors that May Affect Future Operating Results” and elsewhere in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Factors that May Affect Future Operating Results

     You should carefully consider the risks and uncertainties described below, together with all other information included in this report, including the condensed consolidated financial statements and the related notes herein, as well as in our other public filings, before making any investment decision regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our stock could decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We have incurred operating losses since our inception. If we do not achieve operating profitability, we may need additional capital, and our stock price could suffer.

     We have incurred operating losses since our inception in 1998. As of March 31, 2005, our accumulated deficit was $71.6 million, including a net loss of approximately $2.7 million for the quarter ended March 31, 2005. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur approximately $12.0 million of costs and capital expenditures related to:

•	marketing, advertising and other promotional activities;

•	the expansion of our fulfillment operations, which includes supply procurement, inventory management, order receipt, packaging and shipment; and

•	the continued development of our websites and our computer network.

     Even if we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future, or that we will meet our capital requirements. If we are unable to achieve or sustain profitability, or meet our capital requirements, we may need additional capital, and our stock price could suffer.

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

     Approximately 39% and 47% of our net sales (75% and 71% of our net sales excluding diamonds and fine jewelry) during the quarter ended March 31, 2005 and 2004, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.

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

     Courts could find that we have tortiously interfered with contractual arrangements between a brand owner and its authorized wholesalers and retailers where those contractual arrangements restrict authorized wholesalers and retailers from selling to entities, such as Odimo, that will resell the products. In addition, United States copyright law may prohibit importation of genuine goods without the brand owner’s permission when the goods are packaged together with goods that are protected by a United States copyright such as the non-mechanical design features of watches, artistic features of home accessories and the package design of fragrances we sell.

If it is determined that our sales of decoded watches violate state laws, we would be subject to claims for damages, fines or other penalties or be unable to sell decoded watches in such states.

     Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $206,000 and $262,000 during the quarter ended March 31, 2005 and 2004, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $888,000 and $1.2 million during the quarter ended March 31, 2005 and 2004, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $1.2 million and $1.6 million of net sales from decoded watches during the quarter ended March 31, 2005 and 2004, respectively, which represented approximately 28% and 37% of our net sales of watches and approximately 10% and 16% of our total net sales during the quarter ended March 31, 2005 and 2004, respectively.

     In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $856,000 and $ 1.2 million during the quarter ended March 31, 2005 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.

Our supply contract with The Steinmetz Diamond Group expires in November 2006. If we fail to renew it, we may have to purchase diamonds from other suppliers at less favorable prices and terms.

     Our ability to acquire diamonds at attractive pricing and on favorable terms is a key component of our strategy to increase diamond sales. In March 2004, we entered into an agreement with SDG Marketing, Inc., an affiliate of The Steinmetz Diamond Group, to purchase diamonds through 2006. The Steinmetz Diamond Group supplied 15% and 21% of our net sales of diamonds for the quarter ended March 31, 2005 and 2004, respectively. If we are unable to renew our contract with Steinmetz beyond

2006, we may have to purchase diamonds from other sources which may be at less favorable prices and terms. As a result, our diamond costs could increase and our diamond sales could decrease.

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

     From time to time, we offer new products on our websites. We have sold luxury goods other than diamonds, jewelry and watches only since January 2003, when we re-launched the www.ashford.com website. We recently introduced a line of Ashford branded products that we expect will eventually expand to include watches, handbags and accessories. This line of our business has a limited operating history, which subjects us to the risks, uncertainties and difficulties presented by new product lines, such as uncertain customer demand and the uncertainties associated with a relatively limited time in which to implement and evaluate our marketing strategy for this product line. Expanding the sales of Ashford branded products will require us to incur additional marketing expenses, develop relationships with new suppliers and comply with applicable laws and regulations. These requirements could strain our management and our financial and operational resources. We may begin selling other new product lines with which we have little or no prior experience, and we may face challenges similar to those we encounter in establishing our Ashford brand. If we are not successful in establishing our Ashford brand or other new product lines, we may not recoup the marketing and other expenses associated with such new products, we may experience write downs of inventory, and we may have difficulty increasing our sales.

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

     The retail industry is intensely competitive, and we expect competition in the sale of brand name watches and luxury goods, diamonds and fine jewelry to increase in the future. Increased competition may result in decreased net sales, lower margins, and loss of market share or increased marketing expenditures, any of which could substantially harm our business, financial condition and results of operations. Our competitors include:

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

     Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the quarter ended March 31, 2005 and 2004, we spent $1.7 million and $1.1 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

If online advertising rates continue to rise, we may purchase less advertising and our sales could decrease.

     Approximately 90% of our marketing expenses are for online advertising. Over the last six months online advertising rates, including banner advertisements and selected key words on search engines, have significantly increased. If the cost of online advertising continues to increase, our ability to purchase online advertising may be limited which in turn could have an adverse effect on our sales.

Because we carry almost all of our brand name watches, jewelry and luxury goods in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.

     We held approximately $8.0 million and $8.8 million of brand name watches, fine jewelry and luxury goods in inventory as of March 31, 2005 and December 31, 2004, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory (other than diamonds). As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins.

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

Our costs will increase because we are a public company.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect these expenses to be between $1.0 million and $2.0 million annually. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and Nasdaq National Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

     In addition, we will have to hire additional personnel to assist us in complying with these requirements. If we are unable to attract and retain such personnel, we may have difficulty satisfying the periodic reporting and disclosure obligations of public companies. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. If we fail to comply with the requirements applicable to public companies, we may incur fines or penalties, and may be subject to enforcement action by the SEC or delisting from the Nasdaq National Market.

All of our operations are located at our Sunrise, Florida facilities, and disruptions at these facilities could prevent us from receiving orders or fulfilling orders for our customers in a timely manner.

     Our fulfillment operations and our computer and communications systems are located at leased facilities in Sunrise, Florida. Our ability to fulfill customer orders through our Sunrise facilities in a timely manner, or at all, could be affected by a number of factors, including any disruption of our computer or communications systems, an employee strike or other labor stoppage, a disruption in the transportation infrastructure or hurricanes or other natural disasters. If we are unable to fulfill our customers’ orders through the Sunrise facilities, we may not be able to quickly secure a replacement distribution facility on terms acceptable to us or at all. Our computer and communications systems are particularly vulnerable to power loss, telecommunications failure, general Internet failure or failures of Internet service providers, human error, computer viruses and physical or electronic break-ins. Any of these events could lead to system damage or interruptions, delays and loss of critical data, and make our websites or customer service center inaccessible to our customers or prevent us from efficiently fulfilling orders. Frequent or long service delays or interruptions in our service or disruptions during a peak holiday season will reduce our net sales and profits, and damage our reputation. Future net sales and profits will be harmed if our customers believe that our system is unreliable.

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

     The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these diamond mining firms to our suppliers could substantially impair our ability to acquire diamonds at reasonable prices. We do not currently have any direct supply relationships with these diamond mining firms, nor do we expect to pursue such a relationship. The availability and price of diamonds to our suppliers may fluctuate depending on the political situation in diamond-producing countries. Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the relationship between the major mining firms and our suppliers, including the loss by Steinmetz of its De Beers sight-holder status, could adversely affect us. Our recent experience suggests that the price of rough diamonds is increasing. A failure to secure diamonds at reasonable commercial prices and in sufficient quantities would lower our revenues and adversely impact our results of operations. In addition, increases in the price of diamonds may adversely affect consumer demand, which could cause a decline in our net sales.

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

     If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI Commerce, Inc.) is positive during the 2005, 2006 and 2007 fiscal years, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. This payment is tied to income derived from our entire business, not just from our www.ashford.com website.

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

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our cash equivalents. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest income.

ITEM 4.	Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

     Other than the immediately preceding discussion, we are not currently a party to any material legal or other proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     (b) On February 14, 2005, our registration statement on Form S-1 (Registration No. 333-117400) for our initial public offering was declared effective. As of March 31, 2005, we have used approximately $17 million of the $22.4 million of net proceeds from the offering in funding our operations and general corporate purposes, including the repayment of $9.3 million of debt.

ITEM 6. Exhibits

     (a) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of Specimen Stock Certificate. (1)

4.2.1	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock. (1)

4.2.2	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock. (1)

10.1.1	Odimo Incorporated Amended and Restated Stock Incentive Plan. (1)

10.1.2	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan. (1)

10.2	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc. (1)

10.3.1	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc. (1)

10.3.2	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee. (1)

10.3.3	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee. (1)

10.4.1	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp. (1)

Exhibit No.	Description
10.4.2	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp. (1)

10.5.1	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton. (1)

10.5.2	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum. (1)

10.5.3	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum. (1)

10.5.4	Employment Agreement dated July 12, 2004 between the registrant and George Grous. (1)

10.5.5	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton. (1)

10.5.6	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum. (1)

10.5.7	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum. (1)

10.5.8	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous. (1)

10.5.9	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete. (1)

10.5.10	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton. (1)

10.6	Form of Indemnification Agreement between the registrant and each of its directors and executive officers. (1)

10.7	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc. (1)

10.8.1	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.8.2	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.8.3	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc. (1)

10.8.4	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP. (1)

10.9	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC. (1)

10.10	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.11	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.12	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP. (1)

10.13	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.14	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.15	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP. (1)

10.16	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support. (1)

14.1	Code of Business Conduct and Ethics. (2)

21.1	Subsidiaries of Odimo Incorporated. (1)

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Odimo Incorporated’s Registration Statement on Form S-1 (File No. 333-117400) originally filed with the SEC on July 16, 2004, as amended thereafter, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Odimo Incorporated’s Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Odimo Incorporated for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     (b) Reports on Form 8-K

     On March 30, 2005, we filed a report on Form 8-K, which reported under Items 1.01 that we granted bonuses to certain of our executive officers; and Items 2.02 and 9.01 that we issued a press release announcing our financial results for the year ended December 31, 2004.

     On February 18, 2005, we filed a report on Form 8-K, which reported under Items 1.01, 3.02, 5.02, 5.03, 8.01 and 9.01 various events which occurred in connection with the closing of our initial public offering of securities.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: May 13, 2005	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.