Form 10-Q
period 2005-06-30
Odimo INC
filed 2005-08-15
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☒
     As of August 11, 2005, the registrant had 7,161,923 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,849	$1,663
Deposits with credit card processing company	900	813
Accounts receivable	618	476
Inventories	14,048	14,321
Deposits with vendors	1,232	660
Prepaid expenses and other current assets	1,107	961

Total current assets	21,754	18,894
PROPERTY AND EQUIPMENT — net	6,362	5,320
GOODWILL	9,792	9,792
INTANGIBLE AND OTHER ASSETS — net	2,978	6,504

TOTAL	$40,886	$40,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,952	$10,833
Accounts payable to related parties	4,109	5,691
Accrued liabilities	993	3,499
Bank credit facility		9,282

Total liabilities	12,054	29,305

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000 and 2,370 shares authorized; 0 and 2,370 shares issued and outstanding at June 30, 2005 and December 31, 2004 respectively (liquidation value of $139,271 at December 31, 2004)	—	3
Common stock, $0.001 par value, 300,000 shares authorized at June 30, 2005 and 4,800 shares authorized at December 31, 2004; 7,162 and 629 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	7	1
Additional paid-in capital	103,705	80,074
Accumulated deficit	(74,880)	(68,873)

Total stockholders’ equity	28,832	11,205

TOTAL	$40,886	$40,510

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
NET SALES	$11,451	$10,290	$24,235	$20,734
COST OF SALES	8,638	7,426	18,170	14,802

Gross profit	2,813	2,864	6,065	5,932

OPERATING EXPENSES:
Fulfillment(1)	805	675	1,693	1,344
Marketing(1)	1,847	1,315	3,565	2,428
General and administrative(1)	2,586	2,003	5,053	8,670
Depreciation and amortization	858	661	1,710	1,410

Total operating expenses	6,096	4,654	12,021	13,852

LOSS FROM OPERATIONS	(3,283)	(1,790)	(5,956)	(7,920)
INTEREST INCOME (EXPENSE), Net	25	(65)	(51)	(318)

NET LOSS	(3,258)	(1,855)	(6,007)	(8,238)
DIVIDENDS TO PREFERRED STOCKHOLDERS	( -)	(4,811)	(832)	(12,278)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,258)	$(6,666)	$(6,839)	$(20,516)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.46)	$(10.60)	$(1.26)	$(32.62)

Weighted average number of shares:
Basic and diluted	7,162	629	5,429	629

(1)	Non-cash stock-based compensation included in these amounts are as follows:

Fulfillment	$—	$—	$		$—
Marketing	—	—		—
General and administrative	—	—		—	4,689

	$—	$—		$—	$4,689

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
		Par		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
BALANCE December 31, 2004	2,370	$3	629	$1	$80,074	$(68,873)	$11,205
Proceeds from exercise of warrants	254				1,349		1,349
Conversion of convertible preferred stock to common stock	(2,624)	(3)	3,408	3		—
Issuance of common stock, net of offering expenses			3,125	3	22,282		22,285
Net loss						(6,007)	(6,007)

BALANCE June 30, 2005	—	$—	7,162	$7	$103,705	$(74,880)	$28,832

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(6,007)	$(8,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	1,410
Stock-based compensation		4,689
Amortization of supply agreement	72	12
Amortization of discount on stockholder notes		87

Changes in operating assets and liabilities:
Increase in deposits with credit card processing company	(87)	(96)
Increase in accounts receivable	(142)	(61)
Decrease (increase) in inventories	273	(4,894)
Increase in deposits with vendors	(572)	(59)
Increase in prepaid expenses and other current assets	(146)	(1,085)
Decrease in other assets	2,557	425
Decrease in accounts payable	(3,881)	(2,150)
(Decrease) increase in accounts payable to related parties	(1,582)	4,559
Decrease in accrued liabilities	(2,506)	(2,389)

Net cash used in operating activities	(10,311)	(7,790)

INVESTING ACTIVITIES —
Purchase of property and equipment	(1,855)	(922)

FINANCING ACTIVITIES:
Payments on stockholder notes		(450)
Net(repayments of) borrowings under bank credit facility	(9,282)	1,600
Proceeds from issuance of convertible preferred stock and warrants		2,750
Proceeds from exercise of warrants	1,349
Proceeds from issuance of common stock, net of offering expenses	22,285

Net cash provided by financing activities	14,352	3,900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,186	(4,812)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,663	5,135

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,849	$323

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$76	$131

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of stockholder notes (including accrued interest of $211) for convertible preferred stock and warrants		$2,996

Fair value of supply agreement		$433

Conversion of preferred stock into common stock	$3

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
Business — Odimo Incorporated and subsidiaries (the “Company”) is an online retailer of brand name watches, luxury goods, high quality diamonds and fine jewelry. The Company was incorporated in January 1998 and is based in Sunrise, Florida. The Company currently operates three web sites, www.diamond.com, www.ashford.com, and www.worldofwatches.com.
Operating Losses and Liquidity — The Company has incurred significant losses since inception and has not generated positive net cash flows from operations. Management believes that the current cash and cash equivalents, availability from our secured credit facility and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months. There can be no assurance, however that the Company’s strategy will be accomplished and will generate sufficient cash flows to meet the Company’s cash flow and working capital needs. In order to implement its business strategy and achieve its longer-term growth and operational goals, the Company will require additional financing. Management is currently exploring financing alternatives, which may not be available on acceptable terms, or at all, and the Company’s failure to raise capital could negatively impact its growth plans and its financial condition and results of operations. Additional equity financing may be dilutive to the holders of the Company’s common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict the Company’s ability to operate its business.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements are presented on a condensed consolidated basis and include the accounts of Odimo Incorporated and its wholly –owned subsidiaries. Intercompany balances have been eliminated in consolidation. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position and results of operations for such periods. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2005 or for any future period.
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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(3,258)	$(6,666)	$(6,839)	$(20,516)
Add: Stock-based compensation expense, as reported	—		—	4,689
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(3)	(3)	(6)	(5,618)

Pro forma net loss	$ (3,261)	$(6,669)	$(6,845)	$(21,445)

Net loss per share:
Basic and diluted — as reported	$(0.46)	$(10.60)	$ (1.26)	$(32.62)

Basic and diluted — pro forma	$(0.46)	$(10.60)	$(1.26)	$(34.09)

The fair value of each option grant under the Company’s stock incentive plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2004 was $ 5.25. There were no options issued during the three and six months ended June 30, 2005.
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
All of the Company’s outstanding convertible preferred stock (in 2004 only), preferred stock warrants (in 2004 only) and stock options during the respective periods have been excluded from the calculations because the effect on net loss per share would have been antidilutive, as such the calculation of diluted loss per share was the same as the basic loss per share.
For the six months ended June 30, 2005 and 2004 and for the three months ended June 30, 2004, dividends to preferred stockholders includes approximately $832,000, $2.6 million and $1.4 million of undeclared dividends on the Company’s convertible preferred stock. For the three and six months ended June 30, 2004 dividends to preferred stockholders also includes $3.4 million and approximately $9.7 million, respectively, related to the issuance of Series C convertible preferred stock (“Series C Preferred Stock”) to existing stockholders (See Note 8). This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.
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

Reclassification – The Company has presented amounts withheld by its credit card processing company for credit card charge-backs as Deposits with Credit Card Processing Company in the accompanying condensed consolidated balance sheet as of June 30, 2005. These amounts were previously presented as Restricted Cash as of December 31, 2004. As such, the Company has changed the presentation in the condensed consolidated balance sheet as of December 31, 2004 to conform to the current presentation.
3. INVENTORIES
     Inventories consist of the following (in thousands) as of:

	June 30,	December 31,
	2005	2004
Diamonds	$6,220	$5,488
Fine jewelry	2,827	2,967
Watches	3,000	3,344
Luxury goods	2,001	2,522

Total inventories	$14,048	$14,321

The Company also maintains consigned inventories consisting primarily of diamonds and watches of approximately $1.5 million as of June 30, 2005 and December 31, 2004, respectively, which are displayed on the Company’s websites. The cost of these consigned inventories and the related contingent obligation are not included in the Company’s condensed consolidated balance sheets. At the time consigned inventories are sold and the sale is recorded, the Company also records the cost of the merchandise purchased in accounts payable and in cost of sales.
4. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	June 30,	December 31,
	(in Years)	2005	2004
Computers, software and equipment	3	$10,947	$9,049
Leasehold improvements	4	1,153	1,066
Furniture and fixtures	5	593	598

		12,693	10,713
Less: accumulated depreciation		(7,550)	(6,737)

		5,143	3,976
Software development in process		1,219	1,344

Property and equipment — net		$6,362	$5,320

Depreciation expense amounted to approximately $813,000 and $600,000 for the six months ended June 30, 2005 and 2004, respectively.
Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use.
5. BANK CREDIT FACILITY
The Company’s secured revolving credit facility allows us to borrow up to a maximum amount equal to the lesser of (i) up to $8 million from September 1 through December 31 of each year and up to $5 million from January 1 through August 31 of each year; or (ii) 75% of the value of our inventory. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 6.5% at June 30, 2005. During the term of the credit facility, the Company is obligated to pay interest amounts owed monthly. All principal and unpaid interest under the credit facility is due August 2006. The Company’s repayment obligations under the credit facility are secured by a first lien on the Company’s assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. The Company is negotiating to amend the terms of the credit facility to, among other things, remove Softbank Capital as the guarantor under the credit facility. The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. As of July 31, 2005, the Company had no indebtedness outstanding under the credit facility.

6. INITIAL PUBLIC OFFERING
The Company completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 15, 2005 (closed on February 18, 2005), which generated net proceeds of approximately $22.3 million. On the same date, in accordance with a Conversion Agreement, holders of the Company’s preferred stock warrants, exercised their warrants into approximately 147,000 and 107,000 shares of Series C Preferred Stock and Series D Preferred Stock, respectively. These exercises generated proceeds of approximately $1.4 million for the Company. In addition, all holders of the Company’s Series A, B, C and D (including the shares from the exercise of warrants) converted these shares into approximately 3,408,000 shares of common stock.
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
8. RELATED PARTY TRANSACTIONS
Stock Purchase and Supply Agreement — In March 2004, the Company entered into an agreement with SDG Marketing, Inc. (“SDG”), an entity affiliated with certain stockholders and directors of the Company, pursuant to which SDG may provide the Company with $4.0 million of independently certified diamonds through April 2007 at cash market prices with extended payment terms. The Company sold to SDG approximately 129,000 shares of Series C Preferred Stock at $9.75 per share in March 2004 and extended a right to this affiliate to acquire an additional approximately 73,000 shares at $10.25 per share in the first quarter of 2005 and approximately 67,000 shares at $11.25 per share in the first quarter of 2006.
During June 2004, the Company amended the stock purchase agreement. Upon execution of the amended agreement, SDG exercised its right to purchase the remaining shares, for which the Company received $1.5 million during June 2004. In connection with this transaction, the Company recorded preferred dividends of approximately $2.2 million and $1.7 million during March 2004 and June 2004, respectively, based on the excess of the estimated fair value of the Company’s Series C Preferred Stock over the consideration received by the Company.
Diamond Purchases and Sales — The Company purchases certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During the three and six months ended June 30, 2005 and 2004, purchases from the Suppliers totaled approximately $3.0 million, $3.7 million, $5.7 million and $6.4 million, respectively. As of June 30, 2005 and December 31, 2004, the total amount payable to the Suppliers was approximately $3.9 million and $5.7 million, respectively.
Other Inventory Purchases — The Company purchases watches from an entity controlled by a stockholder who formerly owned and controlled www.worldofwatches.com. During the three and six months ended June 30, 2005 and 2004, the Company had purchases from the entity controlled by the stockholder of approximately $155,000, $507,000, $429,000 and $903,000, respectively. As of June 30, 2005 and December 31, 2004, the total amount payable to the entity was $255,000 and $ 0 , respectively.
Use of Jet Aircraft — From time to time, the Company reimburses Mey-Al Corporation, an entity owned and controlled by the Company’s President and CEO, for the use of an aircraft by the executive officers of the Company for business-related purposes. For the three and six months ended June 30, 2005 and 2004, the Company paid Mey-Al Corporation an aggregate amount of approximately
$ 9,000, $39,000, $0 and $43,000, respectively, for the use of the aircraft.
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
In April 2004, $730,000 of then outstanding stockholder notes were exchanged for approximately 82,000 shares of Series C, with warrants to purchase approximately 12,000 shares of Series C at approximately $9.00 per share. The Series C and warrants were valued at approximately $2.4 million based on the estimated fair value of the Company’s Series C with consideration given to the anticipated initial public offering. The warrants are exercisable effective April 28, 2004 and expire April 28, 2014. The difference of approximately $1.6 million between the estimated fair value of the Series C and warrants and the $730,000 carrying value of the stockholder notes was recorded as a preferred dividend to the Series C stockholder.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Measure	2004	2005	2004	2005
Number of orders	29,210	32,780	62,352	68,861
Average order value	$404	$405	$379	$403
Product Mix:
Watches	41.0%	36.8%	42.0%	35.3%
Diamonds	29.7%	32.5%	26.4%	33.4%
Jewelry	14.2%	18.6%	15.5%	18.8%
Luxury goods	15.1%	12.1%	16.1%	12.5%

Total	100.0%	100.0%	100.0%	100.0%

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

RESULTS OF OPERATIONS
     The following table sets forth information for the three and six months ended June 30, 2004 and 2005 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest expense, and net losses both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage data)				(in thousands, except percentage data)
	2004	% of Net Sales	2005	% of Net Sales	2004	% of Net Sales	2005	% of Net Sales
Net sales	$10,290	100.0%	$11,451	100.0%	$20,734	100.0%	$24,235	100.0
Cost of sales	7,426	72.2	8,638	75.4	14,802	71.4	18,170	75.0

Gross profit	2,864	27.8	2,813	24.6	5,932	28.6	6,065	25.0

Operating expenses:
Fulfillment	675	6.6	805	7.0	1,344	6.5	1,693	7.0
Marketing	1,315	12.8	1,847	16.1	2,428	11.7	3,565	14.7
General and administrative(1)	2,003	19.5	2,586	22.6	8,670	41.8	5,053	20.9
Depreciation and amortization	661	6.4	858	7.5	1,410	6.8	1,710	7.1

Total operating expenses	4,654	45.2	6,096	53.2	13,852	66.8	12,021	49.6

Loss from operations	(1,790)	(17.4)	(3,283)	(28.7)	(7,920)	(38.2)	(5,956)	(24.6)
Interest (expense) income, net	(65)	(0.6)	25	0.2	(318)	(1.5)	(51)	(0.2)

Net loss	$(1,855)	(18.0)%	$(3,258)	(28.5)%	$(8,238)	(39.7)%	$(6,007)	(24.8)%

(1)	Includes non-cash stock-based compensation of $4.7 million during the six months ended June 30, 2004.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
     Net Sales. Net sales for the three months ended June 30, 2005 increased 11.3% to $11.5 million from $10.3 million for the three months ended June 30, 2004. Approximately $1.3 million of this increase resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com offset by a decrease of $173,000 in sales of watches and luxury goods.
     Number of orders for the three months ended June 30, 2005, increased 12.2% to 32,780 from 29,210 for the three months ended June 30, 2004. This increase was a result of an increase in new customers as well as increased sales to existing customers. In the aggregate, however, across our three websites, we experienced a 15.2 % decrease in visitors to our websites during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. For the three months ended June 30, 2005, our average order value remained constant at approximately $405 as compared to $404 for the three months ended June 30, 2004.
     Gross Profit. Gross profit for the three months ended June 30, 2005 decreased 1.8 % to $2.8 million from $2.9 million for the three months ended June 30, 2004 due to a 22% increase in the sale of diamonds which have a high average order value but have a smaller gross profit per order. Our gross profit as a percentage of net sales decreased to 24.6% for the three months ended June 30, 2005 compared to 27.8% for the three months ended June 30, 2004. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2005 was primarily the result of an increased proportion of net sales being derived from diamonds which have a lower margin than luxury goods.

     Fulfillment. Fulfillment expenses for the three months ended June 30, 2005 increased 19.3% to $805,000 from $675,000 for the three months ended June 30, 2004. This was primarily due to a 12.2% increase in orders and resulting increases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the three months ended June 30, 2005 increased to7.0% compared to 6.6% for the three months ended June 30, 2004. The increase was primarily driven by a shift in our product mix towards diamonds and fine jewelry which have higher shipping and related costs per order.
     Marketing. Marketing expenses for the three months ended June 30, 2005 increased 40.5% to $1.8 million from $1.3 million for the three months ended June 30, 2004. The increase was primarily due to increased online advertising costs. As a percentage of net sales, marketing expenses for the three months ended June 30, 2005 increased to 16.1% compared to 12.8% for the three months ended June 30, 2004.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 increased 29.1% to $2.6 million from $2.0 million for the three months ended June 30, 2004. The increase was primarily due to approximately $402,000 of costs associated with being a public company including legal and professional fees and higher director and officer insurance premiums. The remaining increase of approximately $200,000 is due to various increases in general and administrative expenses. As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2005 increased to 22. 6% compared to 19.5% for the three months ended June 30, 2004. The increase was primarily due to costs associated with being a public company as noted above. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure to support our increased sales and increased expenses associated with being a public company.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2005 increased 29.8% to $858,000 from $661,000 for the three months ended June 30, 2004 due to the addition of computer equipment and software development costs placed in service during the three months ended June 30, 2005.
     Interest Expense, Net. We did not incur interest expense during the three months ended June 30, 2005. Interest income for the three months ended June 30, 2005 increased to $25,000 as compared to June 30, 2004 when the company had net interest expense of $65,000. This decrease is attributable to the repayment of the bank credit facility during February 2005.
     Net Loss. Net loss for the three months ended June 30, 2005 was $3.3 million as compared to $1.9 million for the three months ended June 30, 2004. The increase was primarily attributable to increased marketing costs and increased general and administrative expenses including public company costs for which there was no corresponding expense for the three months ended June 30, 2004.
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
     Net Sales. Net sales for the six months ended June 30, 2005 increased 16.9% to $24.2 million from $20.7 million for the six months ended June 30, 2004. Approximately $4.0 million of this increase resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com offset by a decrease of $462,000 in sales of watches and luxury goods.
     Number of orders for the six months ended June 30, 2005, increased 10.4% to 68,861 from 62,352 for the six months ended June 30, 2004. This increase was a result of an increase in new customers as well as increased sales to existing customers across our product categories. In the aggregate, however, across our three websites, we experienced a 15.8 % decrease in visitors to our websites during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. For the six months ended June 30, 2005, our average order value increased 6.3% to $403 from $379 for the six months ended June 30, 2004. This increase in orders and increase in average order value is due to the increase in the sale of diamonds and fine jewelry which tend to have a higher average order value than watches and other luxury goods.
     Gross Profit. Gross profit for the six months ended June 30, 2005 increased 2.2% to $6.1 million from $5.9 million for the six months ended June 30, 2004 due to increased sales volume. Our gross profit as a percentage of net sales decreased to 25.0% for the six months ended June 30, 2005 compared to 28.6% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2005 was primarily the result of an increased proportion of net sales being derived from diamonds which have a lower margin than luxury goods.
     Fulfillment. Fulfillment expenses for the six months ended June 30, 2005 increased 26.0% to $1.7 million from $1.3 million for the six months ended June 30, 2004. This was primarily due to a 10.4% increase in orders and resulting increases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the six months ended June 30, 2005 increased to 7.0% compared to 6.5% for the six months ended June 30, 2004. The increase was primarily driven by a shift in our product mix towards diamonds and fine jewelry which have higher shipping and related costs per order.
     Marketing. Marketing expenses for the six months ended June 30, 2005 increased 46.8% to $3.6 million from $2.4 million for the six months ended June 30, 2004. The increase was primarily due to increased online advertising costs. As a percentage of net sales, marketing expenses for the six months ended June 30, 2005 increased to 14.7 % compared to 11.7 % for the six months ended June 30, 2004.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005 decreased 41.7% to $5.1 million from $8.7 million for the six months ended June 30, 2004. The decrease was primarily due to $4.7 million of stock based compensation expense for the six months ended June 30, 2004 with no corresponding expense in the six months ended June 30, 2005, offset by the addition of costs associated with being a public company including legal and professional fees and higher director and officer insurance premiums. As a percentage of net sales, general and administrative expenses for the six months ended June 30, 2005 decreased to 20.9% compared to 41.8% for the six months ended June 30, 2004. The decrease was primarily due to stock based compensation expense noted above. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure to support our increased sales and increased expenses associated with being a public company.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2005 increased 21.3% to $1.7 million from $1.4 million for the six months ended June 30, 2004 due to the addition of computer equipment and software development costs placed in service during the six months ended June 30, 2005.
     Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2005 decreased 84.0% to $51,000 from $318,000 for the six months ended June 30, 2004. This decrease is attributable to the repayment of the bank credit facility during February 2005.
     Net Loss. Net loss for the six months ended June 30, 2005 was $6.0 million as compared to $8.2 million for the six months ended June 30, 2004. The decrease was primarily attributable to the $4.7 million of stock-based compensation expense for the six months ended June 30, 2004 for which there was no corresponding expense for the six months ended June 30, 2005 offset by increased marketing costs and increased general and administrative expenses including costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES
     Prior to the closing of our initial public offering of our common stock in February 2005, we funded our operations primarily through private placements of securities and borrowings under our bank credit facility. In February 2005 we received net proceeds of $22.3 million from the initial public offering and approximately $1.4 million from the exercise of warrants.
Discussion of Cash Flows
     Net cash used in operating activities for the six months ended June 30, 2005 was $10.3 million compared to $7.8 million for the six months ended June 30, 2004. This increase was primarily attributable to decreases in accounts payable, payables to related parties and other accrued expenses offset by a decrease in other assets.
     Net cash used in investing activities for the six months ended June 30, 2005 was $1.9 million compared to $922,000 for the six months ended June 30, 2004. This increase was primarily attributable to expenditures for computer and related equipment and software development costs.
     Net cash provided by financing activities for the six months ended June 30, 2005 was $14.4 million compared to $3.9 million for the six months ended June 30, 2004. This change was the result of $22.3 million in proceeds from our public offering and $1.4 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million.
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
     As of June 30, 2005, we had $3.8 million of cash and cash equivalents, compared to $1.7 million of cash and cash equivalents as of December 31, 2004. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
     We completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 15, 2005 (closed on February 18, 2005), which generated net proceeds of approximately $22.3 million (after underwriter’s discounts of approximately $1.9 million and offering expenses of approximately $3.8 million). At the closing of the initial public offering, holders of warrants to purchase 147,000 and 107,000 shares of Series C Preferred Stock and Series D Preferred Stock, respectively, exercised in full their warrants for an aggregate purchase price of $1.4 million.

     Our secured revolving credit facility allows us to borrow up to a maximum amount equal to the lesser of (i) up to $8 million from September 1 through December 31 of each year and up to $5 million from January 1 through August 31 of each year; or (ii) 75% of the value of our inventory. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 6.5% at June 30, 2005. During the term of the credit facility, we are obligated to pay interest amounts owed monthly. All principal and unpaid interest under the credit facility is due August 2006. Our repayment obligations under the credit facility are secured by a first lien on our assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. We are negotiating to amend the terms of the credit facility to, among other things, remove Softbank Capital as the guarantor under the credit facility. As of July 31, 2005, we had no indebtedness outstanding under our credit facility.
     We have incurred significant losses since inception and have not generated positive net cash flows from operations. We believe that our current cash and cash equivalents, availability from our secured credit facility and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months. There can be no assurance, however that our strategy will be accomplished and we will generate sufficient cash flows to meet the Company’s cash flow and working capital needs. In order to implement our business strategy and achieve our longer-term growth and operational goals, we will require additional financing. We are currently exploring financing alternatives, which may not be available on acceptable terms, or at all, and our failure to raise capital could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.
Contractual Obligations
     Future payments due under contractual obligations as of June 30, 2005 are listed below:

	Payments Due by Period
	(in thousands)
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Bank Credit Facility	$—	$—	$—	$—
Operating lease obligations	1,362	145	486	731

Total	$1,362	$145	$486	$731

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

     Revenue Recognition
     We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable and (4) accounts receivable collection is reasonably assured.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting SFAS N0. 123R, companies must choose among alternative valuation models and amortization assumptions.
     The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123R will be effective for the Company beginning on January 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See Note 2 to our condensed consolidated financial for the pro forma effects for the each of the periods presented, using our existing valuation and amortization assumptions.
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
Risks Related to Our Business and Industry
We have incurred operating losses since our inception. If we do not achieve operating profitability, we will need additional capital, and our stock price could suffer.
     We have incurred operating losses since our inception in 1998. As of June 30, 2005, our accumulated deficit was $74.9 million, including a net loss of approximately $6.8 million for the six months ended June 30, 2005. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur approximately $12 million of costs and capital expenditures related to:
•	marketing, advertising and other promotional activities;

•	the expansion of our fulfillment operations, which includes supply procurement, inventory management, order receipt, packaging and shipment; and

•	the continued development of our websites and our computer network.
     Even if we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future, or that we will meet our capital requirements. If we are unable to achieve or sustain profitability, or meet our capital requirements, we may need additional capital, and our stock price could suffer. We are currently exploring additional financing alternatives in order to implement our business strategy and achieve our long term growth and operational goals. Financing may not be available on acceptable terms, or at all, and our failure to raise capital could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

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
     Approximately 36% and 43% of our net sales (64% and 67% of our net sales excluding diamonds and fine jewelry) during the three months ended June 30, 2005 and 2004, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.
     We have received in the past, and anticipate that we will receive in the future, communications from brand owners alleging that certain items sold through our websites infringe on such brand owners’ trademarks, patents, copyrights and other intellectual property rights. We may be subject to lawsuits by brand owners and their authorized distributors based on allegations that we sell physically materially different merchandise, counterfeit goods or stolen goods. For example, in August 2005, we settled for a nominal amount an action filed against us in U.S. District Court, Southern District of Florida, by Gucci America Inc. seeking an injunction and unspecified damages alleging that we sold counterfeit goods. Claims by brand owners, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, or subject us to large claims for damages.
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
     Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $216,000 and $247,000 during the three months ended June 30, 2005 and 2004, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $838,000 and $989,000 million during the three months ended June 30, 2005 and 2004, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $1.2 million and $1.4 million of net sales from decoded watches during the three months ended June 30, 2005 and 2004, respectively, which represented approximately 28% and 33% of our net sales of watches and approximately 10% and 13% of our total net sales during the three months ended June 30, 2005 and 2004, respectively.
     In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $836,000 and $967,000 during the three months ended June 30, 2005 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
Our supply contract with The Steinmetz Diamond Group expires in November 2006. If we fail to renew it, we may have to purchase diamonds from other suppliers at less favorable prices and terms.
     Our ability to acquire diamonds at attractive pricing and on favorable terms is a key component of our strategy to increase diamond sales. In March 2004, we entered into an agreement with SDG Marketing, Inc., an affiliate of The Steinmetz Diamond Group, to purchase diamonds through 2006. The Steinmetz Diamond Group supplied 16 % and 21 % of our net sales of diamonds for the three months ended June 30, 2005 and 2004, respectively. If we are unable to renew our contract with Steinmetz beyond 2006, we may have to purchase diamonds from other sources which may be at less favorable prices and terms. As a result, our diamond costs could increase and our diamond sales could decrease.
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
     Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the three months ended June 30, 2005 and 2004, we spent $1.8 million and $1.3 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

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
     We held approximately $7.8 million and $8.8 million of brand name watches, fine jewelry and luxury goods in inventory as of June 30, 2005 and December 31, 2004, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory (other than diamonds). As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins.
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
     We intend to move our entire logistics and distribution operations to a new facility during the third quarter of 2005, and to begin relocating the rest of our operations to that facility in the fall of 2005, immediately prior to the quarter in which we historically have increased sales activity. In connection with these moves, we may experience some interruptions in our operations. Any failure to successfully manage our move to the new facility could detract from our customers’ experience, which would damage our reputation and decrease our sales.
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
     A small number of our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future, subject to certain lock-up agreements which restrict the sale of shares held by our officers, directors and principal stockholders until August 15, 2005 without the consent of the underwriters of our initial public offering. Shares held by our officers, directors and principal stockholders will be considered “restricted securities” within the meaning of Rule 144 under the Securities Act and, after the lock-up period, will be eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We occasionally receive written letters of complaint from trademark owners objecting to our sales of their products at low prices and/or threatening litigation. In the past, such situations have rarely resulted in litigation, and, in the cases where litigation was instituted, the matter was settled at nominal cost and with no change or disruption in our purchasing or sales practices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (b) On February 14, 2005, our registration statement on Form S-1 (Registration No. 333-117400) for our initial public offering was declared effective. As of June 30, 2005, we have used approximately $20.0 million of the $22.3 million of net proceeds from the offering in funding our operations and general corporate purposes, including the repayment of $9.3 million of debt.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on June 28, 2005 in Sunrise, Florida. The purpose of the annual meeting was to elect three Class I directors to serve on our Board of Directors until our 2008 annual meeting of stockholders or until their respective successors are elected and qualified. Our Board of Directors fixed the close of business on April 29, 2005 as the record date for identifying those stockholders entitled to notice of, and to vote, at the annual meeting. On May 2, 2005, the notice of annual meeting, proxy statement and proxy cards were first mailed to stockholders along with our Annual Report and amendments.
     At the annual meeting, the following persons were elected as directors: Lior Levin, (4,786,236 votes for and 0 votes withheld), Stanley Stern (4,677,636 votes for and 108,600 votes withheld) and Robert Voss (4,786,236 votes for and 0 votes withheld). According to the records of our transfer agent, 4,786,236 shares were represented in person or by proxy at the meeting, which reflected approximately 66.8% of total shares outstanding, which was 7,161,923 as of April 29, 2005, the record date of the annual meeting.
     The terms of office of the following directors continued after the meeting: Alan Lipton, Sidney Feltenstein, Eric Hippeau and Steven Tishman.
ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Form of Specimen Stock Certificate. (1)
4.2.1	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock. (1)
4.2.2	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock. (1)
10.1.1	Odimo Incorporated Amended and Restated Stock Incentive Plan. (1)
10.1.2	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan. (1)
10.2	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc. (1)
10.3.1	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc. (1)
10.3.2	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee. (1)
10.3.3	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee. (1)
10.4.1	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp. (1)

10.4.2	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp. (1)
10.5.1	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton. (1)
10.5.2	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum. (1)
10.5.3	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum. (1)
10.5.4	Employment Agreement dated July 12, 2004 between the registrant and George Grous. (1)
10.5.5	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton. (1)
10.5.6	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum. (1)
10.5.7	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum. (1)
10.5.8	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous. (1)
10.5.9	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete. (1)
10.5.10	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton. (1)
10.6	Form of Indemnification Agreement between the registrant and each of its directors and executive officers. (1)
10.7	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc. (1)
10.8.1	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)
10.8.2	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)
10.8.3	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc. (1)
10.8.4	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP. (1)
10.9	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC. (1)
10.10	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)
10.11	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)
10.12	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP. (1)
10.13	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)
10.14	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)
10.15	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP. (1)
10.16	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support. (1)
14.1	Code of Business Conduct and Ethics. (2)
21.1	Subsidiaries of Odimo Incorporated. (1)
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Odimo Incorporated’s Registration Statement on Form S-1 (File No. 333-117400) originally filed with the SEC on July 16, 2004, as amended thereafter, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Odimo Incorporated's Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by reference.
*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Odimo Incorporated for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: August 11, 2005	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.