Form 10-Q
period 2005-09-30
Odimo INC
filed 2005-11-14
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐ No ☑
As of November 11, 2005, the registrant had 7,161,923 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,198	$1,663
Deposits with credit card processing company	596	813
Accounts receivable	634	476
Inventories	12,938	14,321
Deposits with vendors	493	660
Prepaid expenses and other current assets	1,029	961

Total current assets	16,888	18,894
PROPERTY AND EQUIPMENT — net	6,796	5,320
GOODWILL	9,792	9,792
INTANGIBLE AND OTHER ASSETS — net	2,494	6,504

TOTAL	$35,970	$40,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,796	$10,833
Accounts payable to related parties	3,449	5,691
Accrued liabilities	1,424	3,499
Bank credit facility	—	9,282

Total liabilities	10,669	29,305

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000 and 2,370 shares authorized; 0 and 2,370 shares issued and outstanding at September 30, 2005 and December 31, 2004 respectively (liquidation value of $139,271 at December 31, 2004)	—	3
Common stock, $0.001 par value, 300,000 shares authorized at September 30, 2005 and 4,800 shares authorized at December 31, 2004; 7,162 and 629 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	7	1
Additional paid-in capital	103,705	80,074
Accumulated deficit	(78,411)	(68,873)

Total stockholders’ equity	25,301	11,205

TOTAL	$35,970	$40,510

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
NET SALES	$9,132	$10,006	$33,367	$30,740

COST OF SALES	7,091	7,208	25,261	22,010

Gross profit	2,041	2,798	8,106	8,730

OPERATING EXPENSES:
Fulfillment(1)	580	660	2,273	2,004
Marketing(1)	1,092	1,356	4,657	3,784
General and administrative(1)	2,954	2,508	8,007	11,178
Depreciation and amortization	956	575	2,666	1,985

Total operating expenses	5,582	5,099	17,603	18,951

LOSS FROM OPERATIONS	(3,541)	(2,301)	(9,497)	(10,221)
INTEREST INCOME (EXPENSE), Net	10	(105)	(41)	(423)

NET LOSS	(3,531)	(2,406)	(9,538)	(10,644)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(—)	(1,550)	(832)	(13,828)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,531)	$(3,956)	$(10,370)	$(24,472)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.50)	$(6.29)	$(1.73)	$(38.91)

Weighted average number of shares:
Basic and diluted	7,162	629	6,013	629

(1)	Non-cash stock-based compensation included in these amounts are as follows:

Fulfillment	$—	$—	$		$—
Marketing	—	—			—
General and administrative	—	—		—	4,689

	$—	$—		$—	$4,689

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
		Par		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
BALANCE December 31, 2004	2,370	$3	629	$1	$80,074	$(68,873)	$11,205
Proceeds from exercise of warrants	254				1,349		1,349

Conversion of convertible preferred stock to common stock	(2,624)	(3)	3,408	3			—

Issuance of common stock, net of offering expenses			3,125	3	22,282		22,285

Net loss						(9,538)	(9,538)

BALANCE September 30, 2005	—	$—	7,162	$7	$103,705	$(78,411)	$25,301

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(9,538)	$(10,644)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,666	1,985

Gain on disposal of property and equipment		(3)

Stock-based compensation		4,689
Amortization of supply agreement	108	48

Amortization of discount on stockholder notes		180

Changes in operating assets and liabilities:
Decrease in deposits with credit card processing company	217	120

(Increase) decrease in accounts receivable	(158)	171

Decrease (increase) in inventories	1,383	(5,709)
Decrease (increase) in deposits with vendors	167	(1,012)
Increase in prepaid expenses and other current assets	(69)	(335)
Decrease (increase) in other assets	2,557	(1,806)

Decrease in accounts payable	(5,035)	(2,018)

(Decrease) increase in accounts payable to related parties	(2,242)	3,896
Decrease in accrued liabilities	(2,075)	(1,566)

Net cash used in operating activities	(12,019)	(12,004)

INVESTING ACTIVITIES —
Purchase of property and equipment	(2,795)	(2,298)

FINANCING ACTIVITIES:
Payments on stockholder notes	—	(2,870)
Net (repayments of) borrowings under bank credit facility	(9,282)	9,352
Proceeds from issuance of convertible preferred stock and warrants	—	2,750
Proceeds from exercise of warrants	1,349	—
Proceeds from issuance of common stock, net of offering expenses	22,282	—

Net cash provided by financing activities	14,349	9,232

(DECREASE) IN CASH AND CASH EQUIVALENTS	(465)	(5,070)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,663	5,135

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,198	$65

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid	$76	$208

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exchange of stockholder notes (including accrued interest of $211) for convertible preferred stock and warrants	$—	$2,996

Fair value of supply agreement	$—	$433

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
Operating Losses and Liquidity — We have incurred significant losses since inception and have not generated positive net cash flows from operations. We believe that our current cash and cash equivalents, availability from our secured credit facility and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months. There can be no assurance, however that our strategy will be accomplished and we will generate sufficient cash flows to meet the Company’s cash flow and working capital needs. In order to implement our business strategy and achieve our longer-term growth and operational goals, we will require additional financing. We are currently exploring financing alternatives, which may not be available on acceptable terms, or at all, and our failure to raise capital could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements are presented on a condensed consolidated basis and include the accounts of Odimo Incorporated and its wholly –owned subsidiaries. Intercompany balances have been eliminated in consolidation. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position and results of operations for such periods. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2005 or for any future period.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the reserve for sales returns, the carrying value of inventories, goodwill and other long-lived assets, the deferred tax asset valuation reserve, and the estimated fair value of stock based compensation. Actual results could differ from those estimates.
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

	Three months ended			Nine months ended
	September 30,		September 30,	September 30,		September 30,
	2005		2004	2005		2004
Net loss attributable to common stockholders, as reported		$(3,531)	$(3,956)		$(10,370)	$(24,472)
Add: Stock-based compensation expense, as reported		—			—	4,689
Deduct: Stock-based employee compensation expense determined under fair-value-based method		( )	( )		( )	(5,615)

Pro forma net loss	$	(3,531)	$(3,956)	$	(10,370)	$(25,398)

Net loss per share:
Basic and diluted — as reported	$	(0.50)	$ (6.29)	$	(1.73)	$(38.91)

Basic and diluted — pro forma		$(0.50)	$(6.29)		$(1.73)	$(40.38)

The fair value of each option grant under the Company’s stock incentive plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the nine months ended September 30, 2004 was $ 5.25. There were no options issued during the three and nine months ended September 30, 2005.
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
The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning on January 1, 2006. Transition options allow companies to choose whether to adopt prospectively or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented herein, using the Company’s existing valuation and amortization assumptions.
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
For the nine months ended September 30, 2005 and 2004 and for the three months ended September 30, 2004, dividends to preferred stockholders includes approximately $832,000, $4.1 million and $1.5 million of undeclared dividends on the Company’s convertible preferred stock. For the nine months ended September 30, 2004 dividends to preferred stockholders also includes approximately $9.7 million related to the issuance of Series C convertible preferred stock (“Series C Preferred Stock”) to existing stockholders (See Note 8). This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.
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
Reclassification — The Company has presented amounts withheld by its credit card processing company for credit card charge-backs as Deposits with Credit Card Processing Company in the accompanying condensed consolidated balance sheet as of September 30, 2005. These amounts were previously presented as Restricted Cash as of December 31, 2004. As such, the Company has changed the presentation in the condensed consolidated balance sheet as of December 31, 2004 to be consistent.
3. INVENTORIES

Inventories consist of the following (in thousands) as of:

	September 30,	December 31,
	2005	2004
Diamonds	$4,898	$5,488
Fine jewelry	3,064	2,967
Watches	2,855	3,344
Luxury goods	2,121	2,522

Total inventories	$12,938	$14,321

The Company also maintains consigned inventories consisting primarily of diamonds and watches of approximately $1.5 million as of September 30, 2005 and December 31, 2004, respectively, which are displayed on the Company’s websites. The cost of these consigned inventories and the related contingent obligation are not included in the Company’s condensed consolidated balance sheets. At the time consigned inventories are sold and the sale is recorded, the Company also records the cost of the merchandise purchased in accounts payable and in cost of sales.
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	September 30,	December 31,
	(in Years)	2005	2004
Computers, software and equipment	3	$11,586	$9,049
Leasehold improvements	4	1,160	1,066
Furniture and fixtures	5	593	598
Automobile	3	43	—

		13,382	10,713
Less: accumulated depreciation		(8,061)	(6,737)

		5,321	3,976
Software development in process		1,475	1,344

Property and equipment — net		$6,796	$5,320

Depreciation expense amounted to approximately $1.3 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively.
Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use.
5. BANK CREDIT FACILITY
The Company’s secured revolving credit facility allows us to borrow up to a maximum amount equal to the lesser of (i) up to $8 million from September 1 through December 31 of each year and up to $5 million from January 1 through August 31 of each year; or (ii) 75% of the value of our inventory. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 7.25 % at September 30, 2005. During the term of the credit facility, the Company is obligated to pay interest amounts owed monthly. All principal and unpaid interest under the credit facility is due August 2006. The Company’s repayment obligations under the credit facility are secured by a first lien on the Company’s assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. The Company is negotiating to amend the terms of the credit facility to, among other things, remove Softbank Capital as the guarantor under the credit facility. The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. As of October 31, 2005, the Company had $2 million outstanding under the credit facility.
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
We have been served with two purported securities class action complaints. One complaint names as defendants, the Company, Alan Lipton, our President and Chief Executive Officer, and Amerisa Kornblum, our Chief Financial Officer and the other complaint names as defendants the Company, Alan Lipton, CIBC World Markets, Oppenheimer & Co., Inc. and Merriman Curhan & Ford, underwriters in our initial public offering of securities. Both lawsuits are pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering. The complaints generally allege that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the Company’s initial public offering regarding the impact to the Company’s operations of advertising expenses. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. The complaints have been recently served on the Company and the individual defendants and the Company has only been required to file a response to one of the complaints and has done so. The Company is reviewing and evaluating the complaints and is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
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
Diamond Purchases and Sales — The Company purchases certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During the three and nine months ended September 30, 2005 and 2004, purchases from the Suppliers totaled approximately $1.2 million, $4.9 million, $0.8 million and $7.3 million, respectively. As of September 30, 2005 and December 31, 2004, the total amount payable to the Suppliers was approximately $3.4 million and $5.7 million, respectively.
Other Inventory Purchases — The Company purchases watches from an entity controlled by a stockholder who formerly owned and controlled www.worldofwatches.com. During the three and nine months ended September 30, 2005 and 2004, the Company had purchases from the entity controlled by the stockholder of approximately $ 66,000, $ 644,000, $573,000 and $1.6 million, respectively. As of September 30, 2005 and December 31, 2004, there were no amounts payable to the entity.
Use of Jet Aircraft — From time to time, the Company reimburses Mey-Al Corporation, an entity owned and controlled by the Company’s President and CEO, for the use of an aircraft by the executive officers of the Company for business-related purposes. For the three and nine months ended September 30, 2005 and 2004, the Company paid Mey-Al Corporation an aggregate amount of approximately $ 0, $26,000, $39,000 and $69,000, respectively, for the use of the aircraft.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Measure	2005	2004	2005	2004
Number of orders	23,179	24,194	92,040	86,546
Average order value	$445	$467	$409	$398
Product Mix:
Watches	38.8%	38.4%	36.3%	40.8%
Diamonds	33.7%	34.3%	33.5%	28.9%
Jewelry	15.9%	12.9%	18.0%	14.7%
Luxury goods	11.6%	14.4%	12.2%	15.6%

Total	100.0%	100.0%	100.0%	100.0%

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
RESULTS OF OPERATIONS
     The following table sets forth information for the three and nine months ended September 30, 2004 and 2005 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest expense, and net losses both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage data)				(in thousands, except percentage data)
		% of Net		% of Net		% of Net		% of Net
	2005	Sales	2004	Sales	2005	Sales	2004	Sales
Net sales	$9,132	100.0%	$10,006	100.0%	$33,367	100.0%	$30,740	100.0%
Cost of sales	7,091	77.7	7,208	72.0	25,261	75.7	22,010	71.6

Gross profit	2,041	22.3	2,798	28.0	8,106	24.3	8,730	28.4

Operating expenses:
Fulfillment	580	6.4	660	6.6	2,273	6.8	2,004	6.5
Marketing	1,092	12.0	1,356	13.6	4,657	14.0	3,784	12.3
General and administrative (1)	2,954	32.3	2,508	25.1	8,007	24.0	11,178	36.4
Depreciation and amortization	956	10.5	575	5.7	2,666	8.0	1,985	6.5

Total operating expenses	5,582	61.1	5,099	51.0	17,603	52.8	18,951	61.6

Loss from operations	(3,541)	(38.8)	(2,301)	(23.0)	(9,497)	(28.5)	(10,221)	(33.2)
Interest (expense) income, net	10	0.1	(105)	(1.0)	(41)	(0.1)	(423)	(1.4)

Net loss	$(3,531)	(38.7)%	$(2,406)	(24.0)%	$(9,538)	(28.6)%	$(10,644)	(34.6)%

(1)	Includes non-cash stock-based compensation of $4.7 million during the nine months ended September 30, 2004.
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
     Net Sales. Net sales for the three months ended September 30, 2005 decreased 8.7 % to $9.1 million from $10.0 million for the three months ended September 30, 2004. Approximately $195,000 of this decrease resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com and a decrease of $ 682,000 in sales of watches and luxury goods.
     Number of orders for the three months ended September 30, 2005, decreased 4.2 % to 23,179 from 24,194 for the three months ended September 30, 2004. This decrease was a result of a decrease in the sale of luxury goods units partially offset by an increase in jewelry units. In the aggregate, however, across our three websites, we experienced a 32.3% decrease in visitors to our websites during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. For the three months ended September 30, 2005, our average order value decreased 4.7% to $445 as compared to $467 for the three months ended September 30, 2004.
     Gross Profit. Gross profit for the three months ended September 30, 2005 decreased 27.1% to $2.0 million from $ 2.8 million for the three months ended September 30, 2004 due to a 19.4% decrease in the sale of luxury goods which were promoted with discounts and offers through our affiliate program. Our gross profit as a percentage of net sales decreased to 22.3% for the three months ended September 30, 2005 compared to 28.0% for the three months ended September 30, 2004. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2005 was primarily the result of various discounted offers and promotions for luxury goods on www.ashford.com.
     Fulfillment. Fulfillment expenses for the three months ended September 30, 2005 decreased 12.1% to $580,000 from $ 660,000 for the three months ended September 30, 2004. As a percentage of net sales, fulfillment expenses for the three months ended September 30, 2005 decreased to 6.4% compared to 6.6% for the three months ended September 30, 2004. The decrease was primarily driven by a decrease in shipping costs resulting from decreased rates in carrier costs and the consolidation of service through one distribution facility.
     Marketing. Marketing expenses for the three months ended September 30, 2005 decreased 19.5% to $1.1 million from $1.4 million for the three months ended September 30, 2004. The decrease was primarily due to decreased online advertising expenditures. As a percentage of net sales, marketing expenses for the three months ended September 30, 2005 decreased to 12.0% compared to 13.6% for the three months ended September 30, 2004.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 increased 17.8% to $3.0 million from $2.5 million for the three months ended September 30, 2004. The increase was primarily due to costs associated with being a public company including legal and professional fees and higher director and officer insurance premiums as well as increased legal and professional fees related to exploring financing alternatives. As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2005 increased to 32.3% compared to 25.1% for the three months ended September 30, 2004. The increase was primarily due to costs associated with being a public company and other costs as noted above. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure to support our increased sales and increased expenses associated with being a public company.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2005 increased 66.3% to $956,000 from $575,000 for the three months ended September 30, 2004 due to the addition of computer equipment and software development costs placed in service during the three months ended September 30, 2005.
     Interest Expense, Net. Net interest income for the three months ended September 30, 2005 was $10,000 as compared to September 30, 2004 when the company had net interest expense of $105,000. This decrease is attributable to the repayment of the bank credit facility during February 2005.
     Net Loss. Net loss for the three months ended September 30, 2005 was $3.5 million as compared to $2.4 million for the three months ended September 30, 2004. The increase was primarily attributable to decreased gross profit and increased general and administrative expenses including public company costs for which there was no corresponding expense for the three months ended September 30, 2004.
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
     Net Sales. Net sales for the nine months ended September 30, 2005 increased 8.5% to $33.4 million from $30.7 million for the nine months ended September 30, 2004. Approximately $3.7 million of this increase resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com offset by a decrease of $1.1 million in sales of watches and luxury goods.
     Number of orders for the nine months ended September 30, 2005, increased 6.3% to 92,040 from 86,546 for the nine months ended September 30, 2004. This increase was a result of an increase in new customers as well as increased sales to existing customers across our product categories. In the aggregate, however, across our three websites, we experienced a 20.9% decrease in visitors to our websites during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2005, our average order value increased 2.7% to $409 from $398 for the nine months ended September 30, 2004. This increase in orders and increase in average order value is due to the increase in the sale of diamonds and fine jewelry which tend to have a higher average order value than watches and other luxury goods.
     Gross Profit. Gross profit for the nine months ended September 30, 2005 decreased 7.1% to $ 8.1 million from $8.7 million for the nine months ended September 30, 2004 due to decreased sales of luxury goods on www.ashford.com which were promoted with discounts and offers through our affiliate program. Our gross profit as a percentage of net sales decreased to 24.3% for the nine months ended September 30, 2005 compared to 28.4 % for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2005 was primarily the result of an increased proportion of net sales being derived from diamonds which have a lower margin than luxury goods and the sale of luxury goods discounted through promotions and offers on www.ashford.com.
     Fulfillment. Fulfillment expenses for the nine months ended September 30, 2005 increased 13.4% to $2.3 million from $2.0 million for the nine months ended September 30, 2004. As a percentage of net sales, fulfillment expenses for the nine months ended September 30, 2005 increased to 6.8% compared to 6.5% for the nine months ended September 30, 2004. The increase was primarily driven by a shift in our product mix towards diamonds and fine jewelry which have higher shipping and related costs per order partially offset in the three months ended September 30, 2005 by decreased carrier costs and the consolidation of our distribution facility.
     Marketing. Marketing expenses for the nine months ended September 30, 2005 increased 23.1% to $4.7 million from $3.8 million for the nine months ended September 30, 2004. The increase was primarily due to increased online advertising expenditures. As a percentage of net sales, marketing expenses for the nine months ended September 30, 2005 increased to 14.0% compared to 12.3% for the nine months ended September 30, 2004. The increase in our online advertising costs during the six months ended June 30, 2005 were partially offset by a decrease in our online advertising costs during the three months ended September 30, 2005.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 decreased 28.4% to $8.0 million from $11.2 million for the nine months ended September 30, 2004. The decrease was primarily due to $4.7 million of stock based compensation expense for the nine months ended September 30, 2004 with no corresponding expense in the nine months ended September 30, 2005, offset by the addition of costs associated with being a public company including legal and professional fees and higher director and officer insurance premiums as well as increased legal and professional fees related to exploring financing alternatives. As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2005 decreased to 24.0% compared to 36.4% for the nine months ended September 30, 2004. The decrease was primarily due to stock based compensation expense noted above. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure to support our increased sales and increased expenses associated with being a public company.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2005 increased 34.3% to $2.7 million from $2.0 million for the nine months ended September 30, 2004 due to the addition of computer equipment and software development costs placed in service during the nine months ended September 30, 2005.
     Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2005 decreased 90.4% to $41,000 from $423,000 for the nine months ended September 30, 2004. This decrease is attributable to the repayment of the bank credit facility during February 2005.
     Net Loss. Net loss for the nine months ended September 30, 2005 was $9.5 million as compared to $10.6 million for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2004 includes the $4.7 million of stock-based compensation for which there was no corresponding expense for the nine months ended September 30, 2005 offset by increased marketing costs and increased general and administrative expenses including costs associated with being a public company during the nine months ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Prior to the closing of our initial public offering of our common stock in February 2005, we funded our operations primarily through private placements of securities and borrowings under our bank credit facility. In February 2005 we received net proceeds of $22.3 million from the initial public offering and approximately $1.4 million from the exercise of warrants. In October 2005, we began to borrow under our bank credit facility to acquire inventory for the holiday season.
Discussion of Cash Flows
     Net cash used in operating activities was $12.0 million for the nine months ended September 30, 2005 and 2004. Included in the net cash used in operating activities for the nine months ended September 30, 2005 is a $9.3 million reduction in accounts payable and accrued liabilities offset by a $1.4 million decrease in inventory and a $2.6 million decrease in other assets. Included in the net cash used in operating activities for the nine months ended September 30, 2004 is a $5.7 million increase in inventory and a $1.8 million increase in other assets offset by a one time non-recurring stock based compensation charge of $4.7 million.
     Net cash used in investing activities for the nine months ended September 30, 2005 was $2.8 million compared to $2.3 for the nine months ended September 30, 2004. This increase was primarily attributable to expenditures for computer and related equipment and software development costs.
     Net cash provided by financing activities for the nine months ended September 30, 2005 was $14.3 million compared to $9.2 million for the nine months ended September 30, 2004. This change was the result of $22.3 million in proceeds from our public offering and $1.3 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million.
     We currently anticipate that we will have annual expenditures ranging from $1.5 million to $2.5 million for technology and systems upgrades. As a public company, we expect to incur legal, accounting and other additional expenses between $1.0 million and $2.0 million annually for, among other things, compliance with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. In addition, we will have to hire additional personnel to assist us with complying with these requirements.
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
     As of September 30, 2005, we had $1.2 million of cash and cash equivalents, compared to $1.7 million of cash and cash equivalents as of December 31, 2004. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
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
     Our secured revolving credit facility allows us to borrow up to a maximum amount equal to the lesser of (i) up to $8 million from September 1 through December 31 of each year and up to $5 million from January 1 through August 31 of each year; or (ii) 75% of the value of our inventory. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 7.25% at September 30, 2005. During the term of the credit facility, we are obligated to pay interest amounts owed monthly. All principal and unpaid interest under the credit facility is due August 2006. Our repayment obligations under the credit facility are secured by a first lien on our assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. We are negotiating to amend the terms of the credit facility to, among other things, remove Softbank Capital as the guarantor under the credit facility. As of October 31, 2005, we had $2 million of indebtedness outstanding under our credit facility.
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
Contractual Obligations
     Future payments due under contractual obligations as of September 30, 2005 are listed below:

	Payments Due by Period
	(in thousands)
		Less than
	Total	1 Year	1-3 Years	3-5 Years
Bank Credit Facility	$—	$—	$—	$—
Operating lease obligations	1,289,000	72,000	486,000	731,000

Total	$1,289,000	$72,000	$486,000	$731,000

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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting SFAS No. 123R, companies must choose among alternative valuation models and amortization assumptions.
     The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123R will be effective for the Company beginning on January 1, 2006. Transition options allow companies to choose whether to adopt prospectively, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See Note 2 to our condensed consolidated financial for the pro forma effects for the each of the periods presented, using our existing valuation and amortization assumptions.
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
Risks Related to Our Business and Industry
We have incurred operating losses since our inception. We will not achieve operating profitability until at least through 2006 and we need additional capital.
     We have incurred operating losses since our inception in 1998 and anticipate incurring operating losses at least through 2006. As of September 30, 2005, our accumulated deficit was $78.4 million, including a net loss of approximately $9.5 million for the nine months ended September 30, 2005. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur substantial costs and capital expenditures related to:
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
     Approximately 40% and 43% of our net sales ( 71% and 72 % of our net sales excluding diamonds and fine jewelry) during the three months ended September 30, 2005 and 2004, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.
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
     Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $ 614,000 and $ 665,000 during the three months ended September 30, 2005 and 2004, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $ 1,068,000 and $ 905,000 during the three months ended September 30, 2005 and 2004, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $ 1.4 million and $1.6 million of net sales from decoded watches during the three months ended September 30, 2005 and 2004, respectively, which represented approximately 41% and 32% of our net sales of watches and approximately 16 % and 16 % of our total net sales during the three months ended September 30, 2005 and 2004, respectively.
     In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $ 1,041,000 and $ 865,000 during the three months ended September 30, 2005 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
Our supply contract with The Steinmetz Diamond Group expires in November 2006. If we fail to renew it, we may have to purchase diamonds from other suppliers at less favorable prices and terms.
     Our ability to acquire diamonds at attractive pricing and on favorable terms is a component of our strategy to increase diamond sales. In March 2004, we entered into an agreement with SDG Marketing, Inc., an affiliate of The Steinmetz Diamond Group, to purchase diamonds through 2006. The Steinmetz Diamond Group supplied 20.0% and 14.0% of our net sales of diamonds for the three months ended September 30, 2005 and 2004, respectively. If we are unable to renew our contract with Steinmetz beyond 2006, we may have to purchase diamonds from other sources which may be at less favorable prices and terms. As a result, our diamond costs could increase and our diamond sales could decrease.
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
     Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the nine months ended September 30, 2005 and 2004, we spent $4.7 million and $3.8 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.
If online advertising rates continue to rise, we may purchase less advertising and our sales could decrease.
     Approximately 90% of our marketing expenses are for online advertising. Over the last nine months online advertising rates, including banner advertisements and selected key words on search engines, have significantly increased. If the cost of online advertising continues to increase, our ability to purchase online advertising may be limited which in turn could have an adverse effect on our sales.
Because we carry almost all of our brand name watches, jewelry and luxury goods in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.
     We held approximately $8.0 million and $8.8 million of brand name watches, fine jewelry and luxury goods in inventory as of September 30, 2005 and December 31, 2004, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory (other than diamonds). As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins.
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
Our planned move to a new facility in 2006 may disrupt our operations.
     We moved our logistics and distribution operations to a new facility during the third quarter of 2005, and we intend to begin relocating the rest of our operations to that facility in the first quarter of 2006. In connection with this move, we may experience some interruptions in our operations. Any failure to successfully manage our move to the new facility could detract from our customers’ experience, which would damage our reputation and decrease our sales.
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
     A small number of our current stockholders hold a substantial number of shares of our common stock that they first became eligible to sell in the public market on August 15, 2005 due to the expiration of lock-up agreements. Among these are shares held by our officers, directors and principal stockholders which are considered “restricted securities” within the meaning of Rule 144 under the Securities Act and, are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144.
     Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of our shares of common stock have rights to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered for resale all common stock that we may issue under our employee benefit plans. Accordingly, these shares, when registered, can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We have been served with two purported securities class action complaints. One complaint names as defendants, the Company, Alan Lipton, our President and Chief Executive Officer, and Amerisa Kornblum, our Chief Financial Officer and the other complaint names as defendants the Company, Alan Lipton, CIBC World Markets, Oppenheimer & Co., Inc. and Merriman Curhan & Ford, underwriters in our initial public offering of securities. Both lawsuits are pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering. The complaints generally allege that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the Company’s initial public offering including the impact to the Company’s operations of advertising expenses. The Company believes that the lawsuits are without merit and intends to vigorously defend itself. The complaints have been recently served on the Company and the individual defendants and the Company has only been required to file a response to one of the complaints and has done so. The Company is reviewing and evaluating the complaints and is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (b) On February 14, 2005, our registration statement on Form S-1 (Registration No. 333-117400) for our initial public offering was declared effective. As of September 30, 2005, we have used substantially all of the $22.3 million of net proceeds from the offering in funding our operations and general corporate purposes, including the repayment of $9.3 million of debt.
ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of Specimen Stock Certificate. (1)

4.2.1	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock. (1)

4.2.2	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock. (1)

10.1.1	Odimo Incorporated Amended and Restated Stock Incentive Plan. (1)

Exhibit No.	Description
10.1.2	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan. (1)

10.2	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc. (1)

10.3.1	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc. (1)

10.3.2	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee. (1)

10.3.3	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee. (1)

10.4.1	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp. (1)

10.4.2	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp. (1)

10.5.1	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton. (1)

10.5.2	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum. (1)

10.5.3	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum. (1)

10.5.4	Employment Agreement dated July 12, 2004 between the registrant and George Grous. (1)

10.5.5	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton. (1)

10.5.6	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum. (1)

10.5.7	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum. (1)

10.5.8	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous. (1)

10.5.9	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete. (1)

10.5.10	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton. (1)

10.6	Form of Indemnification Agreement between the registrant and each of its directors and executive officers. (1)

10.7	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc. (1)

10.8.1	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.8.2	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.8.3	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc. (1)

10.8.4	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP. (1)

10.9	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC. (1)

Exhibit No.	Description

10.10	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.11	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.12	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP. (1)

10.13	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.14	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc. (1)

10.15	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP. (1)

10.16	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support. (1)

14.1	Code of Business Conduct and Ethics. (2)

16.1	Letter of Deloitte & Touche LLP dated September 2, 2005.(4)

16.2	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005.(4)

21.1	Subsidiaries of Odimo Incorporated. (1)

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

99.1	Blackmoss Investments, Inc., individually and on behalf of all those similarly situated vs. Odimo, Inc., Alan Lipton and Amerisa Kornblum Case No. CA CE 05 012500 filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on August 16, 2005. (3)

(1)	Previously filed as an exhibit to Odimo Incorporated’s Registration Statement on Form S-1 (File No. 333-117400) originally filed with the SEC on July 16, 2004, as amended thereafter, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Odimo Incorporated’s Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Odimo Incorporated’s Report on Form 8-K filed with the SEC on August 29, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Odimo Incorporated’s Report on Form 8-K filed with the SEC on September 2, 2005, and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Odimo Incorporated for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED
Registrant

Date: November 11, 2005	/s/ Amerisa Kornblum

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