Form 10-K
period 2005-12-31
Odimo INC
filed 2006-03-31
CIK 1292026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51161
Odimo Incorporated
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3607813
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14051 NW 14th Street, Sunrise, Florida (Address of Principal Executive Offices)	33323 (Zip Code)
(954) 835-2233
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
      Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes ☐ No ☒
      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2005 as reported by Nasdaq, was approximately $16,800,000 based on the closing price of our common stock of $5.10 per share. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 29, 2006, 7,161,923 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates certain information by reference from the definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders which is expected to be filed not later than 120 days after the end of its fiscal year ended December 31, 2005.

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2005

PART I
Forward-Looking Statements
      This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about our ability to continue as a going concern, the rate of revenue growth in specific business segments and the reasons for that growth and our profitability.
      Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
      Unless the context requires otherwise, in this report the terms “Odimo,” “we,” “us,” and “our” refer to Odimo Incorporated and our wholly-owned subsidiaries, Ashford.com, Inc., Diamond.com, Inc., Worldofwatches.com, Inc., D.I.A. Marketing, Inc., Millennium International Jewelers, Inc. and 1-888-watches, LLC, and their predecessors.
Item 1.  Business
Overview
      Odimo is an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods. We focus on selling diamonds, jewelry and watches and, to a lesser extent, luxury goods which we believe are complementary to selling diamonds, jewelry and watches, such as sunglasses, fragrances, writing instruments and home accents. During the fourth quarter 2005, we began to transition out of offering brand name handbags and anticipate that, by the end of the second quarter 2006, we will no longer offer brand name handbags.
      Our websites collectively showcase more than 25,000 independently certified diamonds, a wide range of precious and semi-precious jewelry and over 2,000 watch styles from brands such as Tag Heuer, Omega and Movado. In addition, we offer an assortment of luxury goods, such as fragrances and sunglasses, from brands such as Prada, Gucci and Fendi. We sell diamonds and fine jewelry at competitive prices and brand name goods at discounts to suggested retail prices.
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
      We operate the following three websites:

•	www.diamond.com features independently certified diamonds, fine jewelry and brand name watches, and accounted for approximately 45% and 39% of our net sales during the years ended December 31, 2005 and 2004, respectively.

•	www.ashford.com features brand name luxury products, including watches, fine jewelry, designer handbags and accessories, home accents, fragrances, sunglasses and fine writing instruments, and accounted for approximately 32% and 39% of our net sales during the years ended December 31, 2005 and 2004, respectively.

•	www.worldofwatches.com features a large selection of brand name watches, and accounted for approximately 23% and 22% of our net sales during the years ended December 31, 2005 and 2004, respectively.
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
     www.diamond.com
      www.diamond.com is an online retailer of independently certified diamonds, precious and semi-precious jewelry and brand name watches. Although engagement diamonds and settings have historically been the website’s primary focus, www.diamond.com provides jewelry for all occasions. We promote customer education regarding key aspects of buying diamonds through a “Learning Center” and other user-friendly interactive areas. On www.diamond.com, customers can search for independently certified diamonds using criteria such as carat, clarity, color and cut, and can use the “Design Your Ring” feature to customize their purchase. Our “Engagement Ring Showcase” illustrates some of our diamonds in a variety of our most popular mountings and settings. During the years ended December 31, 2005 and 2004, net sales of products offered on www.diamond.comcomprised approximately 45% and 39%, respectively, of our total net sales.
     www.ashford.com
      www.ashford.com provides a comprehensive online selection of brand name luxury goods, including watches, jewelry, designer handbags and accessories, home accents, fragrances, sunglasses and fine writing instruments. We are transitioning out of offering brand name handbags and anticipate that by the end of the second quarter 2006, we will no longer offer brand name handbags. Our Ashford® branded watches are available exclusively on www.ashford.com. These watches are consistent in style and quality with our other brand name watches we sell, but at lower prices. Our Ashford branded watches are assembled in Switzerland with Swiss movements and are delivered to customers in attractive packaging emphasizing the Ashford brand. During the years ended December 31, 2005 and 2004, net sales of products offered on www.ashford.com comprised approximately 32% and 39% respectively, of our total net sales.
     www.worldofwatches.com
      www.worldofwatches.com sells designer brand name watches such as Tag Heuer, Omega and Movado. This website provides detailed product information regarding automatic and quartz movements, water and scratch resistance, shock proofing, strap and case materials, warranties and maintenance. During the years ended December 31, 2005 and 2004, net sales of products offered on www.worldofwatches.com comprised approximately 23% and 22%, respectively, of our total net sales.
Supplier Relationships
     Diamonds and Fine Jewelry
      In March 2004, we entered into a supply agreement with SDG Marketing, Inc., an affiliate of The Steinmetz Diamond Group. The Steinmetz Diamond Group, an international diamond dealer includes several companies that purchase diamonds directly from DeBeers Group. Beny Steinmetz, Daniel Steinmetz and Nir Livnat, all beneficial holders of our common stock are the beneficiaries of several trusts and foundations which own several of the companies which comprise The Steinmetz Diamond Group, including, SDG Marketing, Inc. Under the Supply Agreement, SDG Marketing became obligated to provide us with replenishable inventory of independently certified diamonds with a value equal to $4.0 million, $5.0 million, and $6.0 million for each of the years ending November 30, 2004, 2005, and 2006, respectively. In addition, under the Supply Agreement, we granted SDG Marketing the right of first refusal to provide us with jewelry based on our projected purchase needs. For the year ended December 31, 2005, 18% of the diamonds we sold were supplied by SDG Marketing, Inc. The remainder of the diamonds sold during 2005 were supplied from various third party diamond suppliers and were not held in our inventory until the diamonds were ordered by a customer.
      Due to the decreasing percentage of our diamond sales being derived from diamonds supplied by SDG, and the comparably greater risks of holding and carrying inventory, during the first quarter of 2006, we commenced discussions to wind down our supply agreement with SDG Marketing with the objective of reducing the risks and costs of holding inventory. In March 2006, we entered into a Termination Agreement with SDG Marketing, Inc. whereby the Supply Agreement was terminated. In connection with the Termination Agreement, we (i) returned to SDG Marketing approximately $3.7 million of diamond inventory to satisfy a $3.7 million payable to SDG Marketing; and (ii) delivered to SDG Marketing approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable to SDG Marketing.
      The termination of our Supply Agreement with SDG Marketing converts our sourcing strategy from a mix of an inventory and online model to a completely virtual, online model of offering diamonds from third party diamond suppliers, including SDG Marketing, without actually holding the inventory until the diamonds are ordered by our customers. It also allows us to offer a broad selection of diamonds without incurring the costs and risks of holding them in our inventory while still enabling us to bypass multiple layers of intermediaries traditionally associated with diamond sourcing. As a result of the termination of the Supply Agreement, we have less than $50,000 of diamond inventory on hand as of March 30, 2006 and now exclusively source diamonds from various third party suppliers who will generally ship the diamonds to us in one or two days. We then deliver the products to our customers through our normal fulfillment process.
      We currently acquire our fine jewelry directly from manufacturers on a worldwide basis. We identify manufacturers with high value products by capitalizing on our management’s extensive experience in jewelry retailing. We purchased approximately $1.9 million of jewelry from The Steinmetz Diamond Group in 2005 from its jewelry manufacturing facility in India which became fully operational in December 2004. These jewelry purchases from Steinmetz represented approximately 38%of the aggregate dollar value of all of our 2005 jewelry purchases.
     Brand Name Watches and Other Luxury Goods
      Parallel Market. We acquire the majority of our brand name watches and luxury goods through the parallel market, an alternative distribution channel outside the control of brand owners. This market, which is sometimes referred to as the grey market, can develop as a result of brand owners’ attempts to build and control brand image by authorizing a difference in the price or supply of a product either between countries or different regions within the United States. To enhance distribution of products, we believe many brand owners do not implement procedures to limit the ability of third parties to purchase and sell goods in the parallel market. As a result, the parallel market comprises numerous suppliers from across the world for many brands and products. We believe that our parallel market purchases and subsequent sales to consumers are in compliance with existing legal and regulatory requirements.
      Our access to the parallel markets enables us to acquire genuine, current season merchandise instead of closeout merchandise like some of our competitors. Through the parallel market, we are able to purchase this merchandise at prices lower than could be purchased through a brand owner’s authorized distribution channels. Because we are not constrained by the pricing guidelines that authorized retailers must follow, we offer products below suggested retail prices while maintaining attractive margins.
      During the years ended December 31, 2005 and 2004, 70% and 77%, respectively, of the aggregate dollar value of our brand name watches and luxury goods were purchased from suppliers in the parallel market and the remainder was purchased directly from brand owners and authorized distributors. Our suppliers in the parallel market are located in the United States, Canada, Europe and the Far East and are typically wholesalers who acquire products either directly or indirectly from brand owners or their authorized distributors. We have long standing relationships and experience with our parallel market suppliers developed through several years of watches and luxury goods retailing. We have met many of our suppliers at trade shows and referrals from other suppliers over the past ten years and our buying team has maintained these relationships. We use a variety of suppliers and do not source a material amount of the aggregate dollar volume of our purchases from any individual supplier. Our buying team seeks to continuously build and strengthen our supplier relationships by maintaining brand sensitivity and increasing our supplier sales volume. In selecting inventory on the parallel markets, our buying team identifies the type and style of products it wishes to acquire based on past sales history and trends in the market. Our suppliers on the parallel market are chosen based on their ability to provide the necessary quantities of the desired product as well as their terms and pricing for that product. After our buying team chooses the supplier, we submit a written purchase order for the merchandise. After delivery and inspection of the purchased products, we pay for the products in accordance with the terms of the purchase order. In certain circumstances we are required to pay all or a portion of the purchase price for goods prior to inspection.
      Our Policies and Procedures. Since we source most of our watches and luxury products from the parallel market, we attempt to minimize our risk of purchasing stolen or counterfeit goods by following strict product sourcing policies and procedures. Our product sourcing and quality control policies and procedures for watches and other luxury goods include (i) purchasing products only from suppliers with whom we have a pre-existing relationship or to whom we have been referred; (ii) performing background checks on new suppliers and their officers through recognized search firms and other vendors; and (iii) performing in-house product inspection upon receipt of products. By purchasing products only from suppliers with whom we have a pre-existing relationship and have never had a material dispute, we believe we minimize our exposure to stolen goods. Our background checks enable us to obtain publicly available information on suppliers and their principals including information related to (1) the suppliers’ litigation history and court records, (2) the other entities for which the supplier’s principals have served as officers and directors and (3) liens on the supplier’s property. In addition to performing background checks on new suppliers, we solicit information on the reliability of new suppliers from our existing suppliers and other vendors.
      Our in-house product inspection procedures include reviewing source documentation evidencing the purchase of the merchandise in bona fide transactions from brand owners, authorized distributors of brand owners or retailers for all of our products other than watches, ensuring that the merchandise and the packaging bear the brand name, logo or criteria of authenticity of the manufacturer as applicable by examining the look and placement of factory markings and emblems inspecting the workmanship of materials and fabrics to ensure it is consistent with the product’s reputation and that materials are without blemish or flaw, and determining whether the merchandise is damaged or has been tampered with.
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
Marketing
      Our marketing strategy is designed to generate consumer traffic by increasing awareness of our websites. We seek to acquire customers efficiently, build upon our customer base and increase repeat purchases. Given our limited resources and significantly increased marketing costs, all three of our websites experienced a decrease in number of visitors from 2004 to 2005, as evidenced through data compiled by us through third party software, information received from our portal partners and measurement tools on our websites.
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
      Our marketing and advertising efforts consist primarily of the following initiatives:
      Portal and Targeted Website Advertising. We utilize banner advertisements and purchase selected keywords on search engines and product data feeds on websites with high traffic volumes. We currently maintain portal and advertising relationships with, among others, MSN, Google and Yahoo/ Overture. Search engines, portals and other advertisers are compensated by us on a fixed fee (cost is based on the provision of a specific set of marketing activities) or a pay-for-performance basis (costs are strictly tied to some measure, typically sales). We have an agreement with Amazon.com to offer our products on Amazon.com’s marketplace expiring in September 2007. Under this agreement Amazon.com receives a percentage of the revenue generated from the sale of our products on its marketplace. This percentage is within the range of commissions generally paid by merchants who offer products on Amazon.com’s marketplace. Amazon processes orders and we are responsible for fulfillment, customer service and merchandising. Approximately 90% of our marketing expenses are for online advertising. Over the last twelve months, our online advertising costs, including banner advertisements and selected key words on search engines, has increased significantly and this significant increase in online advertising costs has adversely affected our business.
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
      Direct Marketing. We utilize an electronic direct marketing program to encourage repeat purchases, customer retention, prospect activation and referral business. This program increased substantially in the latter part of 2004 and in 2005 due to expanded functionality and a wider range of personalized offers. We utilize permission-based e-mail marketing to visitors who indicate a desire to continue to receive product recommendations and promotional discounts. We also utilize referral incentives, financing options, wish lists, birthday/anniversary event marketing and other similar programs.
Customer Service and Sales Support
      An important element of our sales strategy is to provide a high level of customer service and sales support. Our highly trained sales support staff provides detailed product information and guidance, which, together with the informative and educational aspects of our websites, promote customer confidence in their purchase decisions.
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
      We have a 30-day return policy on all of our brand name watches, diamonds and fine jewelry, and a 15-day return policy on all other merchandise. Most of the brand name watches that we offer do not include serial numbers, which invalidates the manufacturer’s warranty. To address potential consumer concerns, we offer our own warranty, which in many cases is of a longer duration than the manufacturer’s warranty. We also provide our watch customers with repair and battery replacement services. For our diamond customers, we provide independent certifications primarily from the Gemological Institute of America. On our websites, we display all our warranties, guarantees and policies relating to security, shipping, refunds, exchanges and special orders.
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

      Our systems are based on industry-standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. We have implemented load balancing systems for the day to day operations and redundant servers to provide fault tolerant service. Our system hardware is located at our facility in Sunrise, Florida, which has redundant communications lines and emergency power backup. We also have redundant systems at a location in Boca Raton, Florida.
Seasonality
      Our business has been highly seasonal, with peak sales occurring in late November and December during the holiday shopping season. The fourth quarter accounted for 35.9%, 41.2% and 43.8% of our net sales in 2005, 2004 and 2003, respectively. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We have also experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.
Competition
      We face competition from both traditional and online retailers of diamonds, jewelry and luxury goods with greater brand recognition and resources, which may adversely affect our business. We currently or potentially will compete with a variety of competitors, including the following:

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
      There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, result of operations and financial condition. Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. For example, in August 2005, we settled for a nominal amount an action against us by Gucci America, Inc. seeking an injunction and unspecified damages alleging that we sold counterfeit goods. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any claim of infringement against us could have a material adverse effect upon our business.
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
     Anti-Money Laundering Program
      Under the USA Patriot Act and other federal regulations, dealers in precious metals, stones and jewels are required to establish a compliance program which includes policies and procedures to detect and report suspicious transactions to the U.S. government, as well as ensure compliance with the USA Patriot Act. Dealers must also implement employee training programs, designate a special compliance officer and conduct independent audits of the effectiveness of the compliance program. To meet these requirements, we have developed and implemented a written anti-money laundering program reasonably designed to prevent Odimo from being used to facilitate money laundering or the financing of terrorist activities, designated Amerisa Kornblum, our Chief Financial Officer as our designated compliance officer, established an ongoing training program and implemented an independent testing program to ensure compliance with the regulations.
     Decoded Watches
      We acquire most of the brand name watches we sell in the parallel market. As a result, many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states (in which net sales of decoded watches was approximately $4.6 million and $4.5 million during the years ended December 31, 2005 and 2004, respectively) that have criminal statutes that prohibit the sale or possession of certain products that have been decoded. Among these 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. Certain state statutes have exceptions for goods that are not stolen or if there is no intent to defraud, deceive or misrepresent. However, other states have statutes that do not contain these exceptions. We are not aware of any case in any jurisdiction that has convicted anyone under these statutes for the sale of decoded watches that were not stolen.
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
      In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $3.6 million and $4.5 million during the years ended December 31, 2005 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
Employees
      As of March 10, 2006, we had 113 full-time employees. Of these employees, 28 were in fulfillment operations, 13 were in technology and development, 12 were in marketing, 7 were in merchandising, 35 were in customer service and 18 were general or administrative employees. We utilize part-time and temporary employees to respond to fluctuating seasonal demand around peak holiday periods. Our employees are not covered by a collective bargaining agreement and we consider our relations with our employees to be good.
Available Information
      We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our corporate Internet address is www.odimo.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of our filings with the SEC may be obtained at the SEC’s Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and other information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Item 1A.  Risk Factors
      Some of the statements in this report and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

      Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.
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
Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern due to our cash requirements which means that we may not be able to continue operations unless we obtain additional funding.
      Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred operating losses since our inception and anticipate incurring operating losses at least through 2006. We need additional capital to meet our future cash requirements and execute our business strategy.
      We have incurred operating losses since our inception in 1998 and anticipate incurring operating losses at least through 2006. As of December 31, 2005, our accumulated deficit was $92.4 million, including a net loss of approximately $23.5 million and $12.5 million for the years ended December 31, 2005 and 2004, respectively. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur approximately $10 million of costs and capital expenditures related to:

•	marketing, advertising and other promotional activities;

•	the expansion of our fulfillment operations, which includes supply procurement, inventory management, order receipt, packaging and shipment; and

•	the continued development of our websites and our computer network.
      We currently need additional capital to meet our future cash requirements and execute our business strategy. If we don’t raise funds on acceptable terms or complete an alternative transaction, we may not be able to continue our operations. Financing may not be available on acceptable terms, or at all. Additional financing, if available, may be dilutive to the holders of our common stock and involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.
      Even if we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future or that we will meet our capital requirements. If we are unable to achieve or sustain profitability, or meet our capital requirements, we will continue to need additional capital, and may continue to be dependent upon debt or equity financing for funds to meet our cash requirements, and our stock price could suffer.

In order to decrease our losses, we must attract customers in a cost-effective manner.
      Our success depends upon our attracting customers in a cost-effective manner. We rely on relationships with, among others, online service providers, search engines, directories and other websites to direct traffic to our websites. The costs for these relationships has substantially increased over the last 12 months and the continued increase in such costs will lead us to not attract customers in a cost-effective manner which, in turn, will adversely impact our business.

Because we do not have a predictable or guaranteed supply of merchandise, we may lose customers and sales if we are unable to meet our customers’ demand for particular products.
      We do not have any written agreements or formal arrangements to acquire merchandise. As a result, we do not have a predictable or guaranteed supply of merchandise. The availability of these products depends on many factors, including consumer demand, brand owner pricing and distribution practices, manufacturer production and fashion trends. If we are unable to acquire a sufficient supply and selection of products in a timely manner at competitive prices, we may lose customers and our sales could decline.

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
      Approximately 35% and 44% of our net sales (70% and 77% of our net sales excluding diamonds and fine jewelry) during the years ended December 31, 2005 and 2004, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.
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
      Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $910,000 and $1.2 million during the years ended December 31, 2005 and 2004, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $3.5 million and $4.6 million during the years ended December 31, 2005 and 2004, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $5.0 million and $6.3 million of net sales from decoded watches during the years ended December 31, 2005 and 2004, respectively, which represented approximately 26% and 30% of our net sales of watches and approximately 10% and 12% of our total net sales during the years ended December 31, 2005 and 2004, respectively.
      In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $3.6 million and $4.5 million during the years ended December 31, 2005 and 2004, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.

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
      Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the years ended December 31, 2005 and 2004, we spent $7.6 million and $6.6 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

If online advertising rates continue to rise, we may purchase less advertising and our sales could decrease.
      Approximately 90% of our marketing expenses are for online advertising. Over the last 12 months, online advertising rates, including banner advertisements and selected key words on search engines, have significantly increased and our business has been adversely affected. Online advertising costs accounted for 14.7% and 12.7% of our net sales for the years ended December 31, 2005 and 2004, respectively. If the costs of online advertising continue to rise, our ability to purchase online advertising may be limited, which in turn could have an adverse effect on our sales.

Because we carry almost all of our brand name watches, jewelry and luxury goods in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.
      We held approximately $6.1 million and $8.8 million of brand name watches, fine jewelry and luxury goods in inventory as of December 31, 2005 and 2004, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory (other than diamonds). As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. We are particularly exposed to this risk in the first quarter of each year because we derive a disproportionately large amount of our annual net sales in the fourth quarter, and maintain significantly increased inventory levels for the holiday selling season.

Our operating results are subject to seasonal fluctuations, and adverse results in our fourth quarter will have a disproportionate impact on our results of operations for the year.
      We have experienced, and expect to continue to experience, seasonal fluctuations in our net sales, with a disproportionate amount of our net sales realized during the fourth quarter ending December 31, as a result of the holiday buying season. Over 35.9%, 41.2% and 43.8% of our net sales in the years ended December 31, 2005, 2004 and 2003, respectively, were generated during the fourth quarter. If we were to experience lower than expected net sales during any fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. Also, in anticipation of increased sales activity during the fourth quarter, we increase our inventories and staffing in our fulfillment and customer support operations and incur other additional expenses, which may have a negative effect on our cash flow.

We are dependent on Alan Lipton, our Chief Executive Officer and President, and other members of our management team. The loss of any of them could harm our business.
      Our performance is substantially dependent upon the services and performance of our senior management team: Alan Lipton, our Chief Executive Officer and President, Jeffrey Kornblum, our Chief Operating Officer, Amerisa Kornblum, our Chief Financial Officer, Secretary and Treasurer, and George Grous, our Chief Technology Officer. We have employment agreements with each of these four key employees, with terms through July 2007. All members of our management team may terminate their employment with us at any time. The loss of the services of any of our senior management team or certain of our key employees for any reason could adversely affect our operations or otherwise have a material adverse effect on our business.

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

Our costs have increased because we are a public company.
      As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In 2005, these expenses were approximately $1.5 million. We expect these expenses to be between $1.0 million and $2.0 million annually. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and Nasdaq National Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.
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

All of our operations are located at our Sunrise, Florida facility, and disruptions at this facility could prevent us from receiving orders or fulfilling orders for our customers in a timely manner.
      Our operations are located at a leased facility in Sunrise, Florida. Our ability to fulfill customer orders through our Sunrise facility in a timely manner, or at all, could be affected by a number of factors, including any disruption of our computer or communications systems, an employee strike or other labor stoppage, a disruption in the transportation infrastructure or hurricanes or other natural disasters. If we are unable to fulfill our customers’ orders through the Sunrise facility, we may not be able to quickly secure a replacement distribution facility on terms acceptable to us or at all. Our computer and communications systems are particularly vulnerable to power loss, telecommunications failure, general Internet failure or failures of Internet service providers, human error, computer viruses and physical or electronic break-ins. Any of these events could lead to system damage or interruptions, delays and loss of critical data, and make our websites or customer service center inaccessible to our customers or prevent us from efficiently fulfilling orders. For example, in October 2005, our computer and communication systems were impaired for 7 days as a result of Hurricane Wilma. Frequent or long service delays or interruptions in our service or disruptions during a peak holiday season will reduce our net sales and profits, and damage our reputation. Future net sales and profits will be harmed if our customers believe that our system is unreliable.

The availability and price of diamonds are significantly influenced by a small number of diamond mining firms as well as the political situation in diamond-producing countries. A decrease in the availability or an increase in the price of diamonds may make it difficult for us to procure enough diamonds at competitive prices to supply our customers.
      The supply and price of rough (uncut and unpolished) diamonds in the principal world markets have been and continue to be significantly influenced by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these diamond mining firms to our suppliers could substantially impair our ability to acquire diamonds at reasonable prices. We do not currently have any direct supply relationships with these diamond mining firms, nor do we expect to pursue such a relationship. The availability and price of diamonds to our suppliers may fluctuate depending on the political situation in diamond-producing countries. Sustained interruption in the supply of rough diamonds, an overabundance of supply or a substantial change in the relationship between the major mining firms and our suppliers could adversely affect us. Our recent experience suggests that the price of rough diamonds is increasing. A failure to secure diamonds at reasonable commercial prices and in sufficient quantities would lower our revenues and adversely impact our results of operations. In addition, increases in the price of diamonds may adversely affect consumer demand, which could cause a decline in our net sales.

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
      If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI Commerce, Inc.) is positive during the 2006 and 2007 fiscal years, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. This payment is tied to income derived from our entire business, not just from our www.ashford.com website.

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

Legal claims against us could be costly and result in substantial liabilities or the loss of significant rights.
      We are currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against us. In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The complaint names the Company, Alan Lipton, and Amerisa Kornblum as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of our common stock in or traceable to our initial public offering. The complaint generally alleges that we and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with our initial public offering regarding the impact to our operations of advertising expenses. We believe that the lawsuits are without merit and intend to vigorously defend ourselves. We and the individual defendants have filed a motion to dismiss to the complaint which has not yet been heard. We are currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
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

Our stock price has been and may continue to be volatile.
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
      A small number of our current stockholders hold a substantial number of shares of our common stock. Shares held by our officers, directors and principal stockholders will be considered “restricted securities” within the meaning of Rule 144 under the Securities Act and, are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144.
      Sales of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of our shares of common stock have rights to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all common stock that we may issue under our stock incentive plan. Accordingly, these shares, when registered, can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Our common stock has been publicly traded for a short time and an active trading market may not be sustained.
      Although we are currently listed for trading on the Nasdaq National Market, our stock has been thinly traded and an active trading market for our common stock may never be sustained. An inactive market may impair your ability to sell shares at the time you wish to sell them or at a price that you consider reasonable. Furthermore, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, products and technologies by using our shares as consideration.

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
Item 1B.  Unresolved Staff Comments
      None.
Item 2.  Properties
      Our operations are located in Sunrise, Florida, where we lease approximately 34,000 square feet pursuant to a five year lease agreement through December 31, 2010. We pay approximately $43,000 per month for this office space. Our logistics and distribution operations have been operating out of this location since September 2005 and the remainder of our operations commenced operating out of this location in March 2006.
Item 3.  Legal Proceedings
      We are currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against us. In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, our Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, our Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of our common stock in or traceable to our initial public offering. The complaint generally alleges that we and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with our initial public offering regarding the impact to our operations of advertising expenses. We believe that the lawsuits are without merit and intend to vigorously defend ourselves. We and the individual defendants have filed a motion to dismiss the complaint which has not yet been heard. We are currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
      From time to time, we are subject to legal proceedings and claims, including complaints from trademark owners objecting to our sales of their products below manufacturer’s retail pricing, and/or threatening litigation, in the ordinary course of business. Management currently believes, after considering a number of factors and the nature of the contingencies to which the Company is subject, that the ultimate disposition of these contingencies either cannot be determined at the present time or will not have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.
      We acquire most of the brand name watches and luxury goods products we sell through the parallel market (products are not obtained directly from the brand owners or their authorized distributors). We have received in the past, and anticipate that we will receive in the future, communications from brand owners alleging that certain items sold through our websites infringe on such brand owners’ trademarks, patents, copyrights and other intellectual property rights. We are also subject to lawsuits by brand owners and their authorized distributors based on infringement claims.

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

	High	Low

First Quarter 2005 (from February 15, 2005)	8.96	6.10
Second Quarter 2005	6.75	3.76
Third Quarter 2005	5.50	1.45
Fourth Quarter 2005	2.18	1.26
First Quarter 2006 (through March 24, 2006)	2.05	1.25
      The approximate number of holders of record of our common stock as of March 24, 2006 is 38, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
Dividend Policy
      We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Equity Compensation Plan
      The following table details our equity compensation plan as of December 31, 2005:
2005 Equity Compensation Plan Information

	(a)	(b)	(c)

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column(a))

Equity compensation plans approved by security holders	404,391	$9.90	155,000
Equity compensation plans not approved by security holders	—	—	—
Total	404,391		155,000

Recent Sales of Unregistered Securities
      During 2005, we sold or issued the following securities without registration under the Securities Act.
      1. On February 18, 2005, warrants to purchase an aggregate of 147,503 of our Series C Preferred Stock were exercised at an exercise price of $8.96 per share.
      2. On February 18, 2005, warrants to exercise an aggregate of 107,053 of our Series D Preferred Stock were exercised at an exercise price of $0.25 per share.
      3. On February 18, 2005, an aggregate of 186,667 shares of our Series A Preferred Stock were converted into 933,335 shares of our common stock.
      4. On February 18, 2005, an aggregate of 550,777 shares of our Series B Preferred Stock were converted into 550,777 shares of our common stock.
      5. On February 18, 2005, an aggregate of 1,045,667 shares of our Series C Preferred Stock were converted into 1,045,667 shares of our common stock.
      6. On February 18, 2005, an aggregate of 623,848 shares of our Series D Preferred Stock were converted into 623,848 shares of our common stock.
      We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described above by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. We believe that the issuances were exempt from the registration requirements of the Securities Act on the basis that (a) the purchasers of securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act, (b) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they received adequate information about us or had access, through employment or other relationships, to such information, and (c) appropriate legends were affixed to the stock certificates issued in such transactions. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access to information about us through their employment or other relationships.
Use of Proceeds
      On February 14, 2005, our registration statement on Form S-1 (Registration No. 333-117400) was declared effective for our initial public offering, pursuant to which we registered 3,125,000 shares of common stock to be sold by us and an additional 468,750 shares were subject to the underwriters’ over-allotment option. The stock was offered at $9.00 per share or an aggregate of $28,125,000. Our common stock commenced trading on February 15, 2005. The offering closed on February 18, 2005 after the sale of 3,125,000 shares by us and as a result, we received net proceeds of approximately $22.4 million (after underwriters’ discounts of $1.9 million and the payment of offering expenses totaling approximately $3.8 million). The underwriters of the offering were CIBC World Markets Corp., Oppenheimer & Co. Inc. and Merriman Curran Ford & Co. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities. Stanley Stern who became a member of our Board of Directors at the closing of our initial public offering, was at the time of the closing of our initial public offering and continues to be the head of investment banking at Oppenheimer & Co. Inc.
      We have used all of the $22.4 million of net proceeds from the offering for the repayment of $9.3 million of debt and general corporate purposes, including acquisition of inventory, upgrades of our websites and marketing activities.

Repurchases of Equity Securities
      We did not repurchase any shares of our common stock during the year ended December 31, 2005.
Executive Officers of the Registrant
      Set forth below are the names, ages, positions held and business experience during the past five years of our executive officers as of March 24, 2006.
      Alan Lipton, 55, has been our Chief Executive Officer, President and a member of our board of directors since November 1999. He has been the Chairman of our board of directors since May 2004. From 1983 to 1994 Mr. Lipton was the Chief Executive Officer of Jan Bell Marketing, Inc., which was a publicly held watch and jewelry retailer and supplier to wholesale price clubs. After retiring from Jan Bell marketing in 1994, Mr. Lipton founded the Lipton Foundation, a philanthropic organization. From 1994 to the present, Mr. Lipton has been involved with the Lipton Foundation and in various real estate development projects in South Florida. Mr. Lipton is a director of Tucows, Inc., an Internet service and content provider.
      Jeff Kornblum, 43, has been our Chief Operating Officer since November 1999. From October 1997 to November 1999, Mr. Kornblum was President and Chief Executive Officer of Gold Coast Media, Inc., an infomercial and print media company. From 1996 to 1997, Mr. Kornblum was Chief Operating Officer for Danna Michaels, Inc., a mail order catalog company. From 1994 to 1996, Mr. Kornblum was a financial systems consultant for various catalog and retail companies. From 1988 to 1993, Mr. Kornblum was Director of Inventory Management and Sales Analysis for Jan Bell Marketing, Inc. From 1985 to 1989, Mr. Kornblum was a senior auditor with Deloitte & Touche LLP. Mr. Kornblum is married to Amerisa Kornblum, our Chief Financial Officer, Secretary and Treasurer.
      Amerisa Kornblum, 44, has been our Chief Financial Officer and Treasurer since November 1999 and our Secretary since November 2005. From October 1997 to November 1999, Ms. Kornblum served as Chief Financial Officer of Gold Coast Media, Inc. From 1994 through 1997, Ms. Kornblum was a financial systems consultant, for various catalog and retail companies. From 1988 to 1993, Ms. Kornblum worked for Jan Bell Marketing, Inc. in various capacities, including Controller, Director of Internal Audit, and Director of Investor Relations. From 1985 to 1988, Ms. Kornblum was a senior auditor for Deloitte & Touche LLP. Ms. Kornblum is a certified public accountant in the State of Florida. Ms. Kornblum is married to Jeff Kornblum, our Chief Operating Officer.
      George Grous, 42, has been our Chief Technology Officer since January 2000. From July 1998 to December 1999, Mr. Grous was a Senior Software Engineer for BroadLogic Inc., a spin-off of Adaptec Inc.’s Satellite Networking Group, a supplier of broadband services. From July 1996 to June 1998, Mr. Grous was a Senior Software Engineer at Adaptec, Inc., a public storage hardware company. Mr. Grous is the brother of Amerisa Kornblum, our Chief Financial Officer.
Item 6. Selected Financial Data.
      The selected financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for Odimo Incorporated and

notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Amounts are in thousands, except per share amounts.

	Year Ended December 31,

Consolidated Statement of Operations Data:	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Net sales	$51,841	$52,244	$41,694	$27,520	$24,207
Cost of sales	39,310	37,141	29,945	19,932	18,440
Gross profit	12,531	15,103	11,749	7,588	5,767
Operating expenses:
Fulfillment	3,620	3,516	2,589	1,830	1,155
Marketing	7,625	6,629	3,709	2,179	4,269
General and administrative(1)	11,343	14,140	8,463	7,240	9,758
Depreciation and amortization	3,576	2,749	3,024	2,529	4,753
Goodwill impairment charge	9,792	—	—	—	—
Termination expense	—	—	—	—	2,264

Total operating expenses	35,956	27,034	17,785	13,778	22,199

Loss from operations	(23,425)	(11,931)	(6,036)	(6,190)	(16,432)
Interest (expense) income, net	(66)	(585)	(1,107)	1	347

Net loss	(23,491)	(12,516)	(7,143)	(6,189)	(16,085)
Dividends to preferred stockholders(2)	(832)	(15,378)	(4,519)	(4,047)	(4,025)

Net loss attributable to common stockholders	$(24,323)	$(27,894)	$(11,662)	$(10,236)	$(20,110)

Net loss per common share:
Basic and diluted	$(3.86)	$(44.35)	$(18.54)	$(16.30)	$(32.18)
Weighted average common shares outstanding:
Basic and diluted	6,302	629	629	628	625
Pro forma net loss per common share attributable to common stockholders(3):
Basic and diluted		$(5.50)
Pro forma weighted average common shares outstanding(3):
Basic and diluted		4,037

	As of December 31,

Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001

	(In thousands)
Cash and cash equivalents	$3,831	$1,663	$5,135	$6,501	$8,180
Total assets	24,730	40,510	30,631	30,966	28,990
Bank credit facility	—	9,282	—	—	—
Stockholder notes (including current maturities)	—	—	5,426	6,154	—
Total liabilities	13,382	29,305	17,723	11,853	6,823
Total stockholders’ equity	11,348	11,205	12,908	19,113	22,167

(1)	Includes non-cash stock-based compensation of $0, $4.7 million, $2,000, $39,000 and $41,000 during the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(2)	For the years ended December 31, 2005, 2004, 2003, 2002 and 2001 dividends to preferred stockholders includes approximately $832,000, $5.7 million, $4.5 million, $4.0 million and $4.0 million of cumulative but undeclared dividends on our convertible preferred stock. During the year ended December 31, 2004, dividends to preferred stockholders also included approximately $9.7 million of deemed dividends related to the issuance of Series C preferred stock to existing stockholders. This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.

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
Overview
      Odimo is an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods. We focus on selling diamonds, jewelry and watches and, to a lesser extent, luxury goods which we believe are complementary to selling diamonds, jewelry and watches, such as sunglasses, fragrances, writing instruments and home accents. During the fourth quarter 2005 we began to transition out of offering brand name handbags and anticipate that by the end of the second quarter 2006 we will no longer offer brand name handbags.
      We commenced operations in 1998 by offering diamonds and a limited selection of jewelry products through the website www.diamonddepot.com. In early 2000, we began offering an expanded product line that included a large selection of brand name watches and a broader selection of diamonds and fine jewelry through two websites, www.diamond.com and www.worldofwatches.com. In December 2002, we purchased the domain name www.ashford.com. In January 2003, we re-launched the www.ashford.com website and began offering luxury goods such as brand name handbags and other fashion accessories, fine writing instruments, home accents, fragrances and sunglasses. We acquire most of these brand name watches and luxury goods products through the parallel market (products obtained from sources other than brand owners or their authorized distributors). We are transitioning out of offering brand name handbags and anticipate that by the end of the second quarter 2006, we will no longer offer brand name handbags. As discussed in “Risk Factors” and Note 1 to the consolidated financial statements included elsewhere in this report, our purchases in the parallel market may subject us to challenges from brand owners which might impact our supply of brand name watches and luxury goods. We have six subsidiaries through which we conduct our purchasing operations. Since 2003, we have focused and intend to continue to focus our marketing efforts primarily on the www.ashford.com and www.diamond.com websites.
      Due to our significant and continuous operating losses and our need for additional capital, we are considering a variety of possible business combinations, acquisitions and other transactions, including the acquisition of the Company or assets of the Company by other parties. During the first quarter of 2006, the Board authorized management to retain an investment banker to assist us in reviewing our alternatives. Although we continue to review our strategic alternatives and have, on a confidential basis, exchanged information with various business combination candidates, we have not entered into any definitive arrangements or understandings with regard to a business combination, acquisition or other transaction.
      Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. We are implementing a strategy to reduce costs, including considering a reduction in our workforce. The independent registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Year Ended December 31,

Measure	2005	2004	2003

Number of orders	151,700	155,840	116,440
Average order value	$387	$374	$402
Product Mix:
Watches	38.0%	40.5%	50.1%
Diamonds	30.8	26.7	25.4
Jewelry	19.9	16.7	15.7
Luxury goods	11.3	16.1	8.8

Total	100.0%	100.0%	100.0%

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
Results of Operations
      The following table sets forth information for years ended December 31, 2005, 2004 and 2003 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest income (expense), and net losses both in dollars and as a percentage of net sales:

	Year Ended December 31,

		% of Net		% of Net		% of Net
	2005	Sales	2004	Sales	2003	Sales

	(In thousands, except percentage data)
Net sales	$51,841	100.0%	$52,244	100.0%	$41,694	100.0%
Cost of sales	39,310	75.8	37,141	71.1	29,945	71.8

Gross profit	12,531	24.2	15,103	28.9	11,749	28.2

Operating expenses:
Fulfillment	3,620	7.0	3,516	6.7	2,589	6.2
Marketing	7,625	14.7	6,629	12.7	3,709	8.9
General and administrative(1)	11,343	21.8	14,140	27.1	8,463	20.3
Depreciation and amortization	3,576	6.9	2,749	5.3	3,024	7.3
Goodwill impairment charge	9,792	18.9	—	—	—	—

Total operating expenses	35,956	69.3	27,034	52.3	17,785	42.7

Loss from operations	(23,425)	(45.2)	(11,931)	(22.8)	(6,036)	(14.5)
Interest income (expense), net	(66)	(0.1)	(585)	(1.1)	(1,107)	(2.7)

Net loss	$(23,491)	(45.3)%	$(12,516)	(24.0)%	$(7,143)	(17.1)%

(1)	Includes non-cash stock-based compensation of $0, $4.7 million and $2,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
     Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
      Net Sales. Net sales for the year ended December 31, 2005 decreased slightly to $51.8 million from $52.2 million for the year ended December 31, 2004.
      The number of orders for the year ended December 31, 2005 decreased 2.7% to 151,700 from 155,840 for the year ended December 31, 2004. However, for the year ended December 31, 2005, our average order value increased 3.4% to $387 from $374 for the year ended December 31, 2004. In the aggregate, however, across our three websites, we experienced a 24.7% decrease in visitors to our websites during the year ended December 31, 2005 as compared to the year ended December 31, 2004.
      This increase in average order value is due to our increased sales of diamonds and jewelry in 2005 which have greater average order values than watches and luxury goods. In connection with our decision to transition out of offering brand name handbags, during the fourth quarter 2005, we offered promotions and discounts which resulted in sales of brand name handbags at reduced prices resulting in an offset to our increase in average order value in 2005.
      Gross Profit. Gross profit for the year ended December 31, 2005 decreased 17.0% to $12.5 million from $15.1 million for the year ended December 31, 2004 due to discounts and promotions offered on the sale of luxury goods in 2005. Our gross profit as a percentage of net sales decreased to 24.2% for the year ended December 31, 2005 compared to 28.9% during the year ended December 31, 2004. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2005 was primarily the result of an increased proportion of net sales being derived from diamonds which have a lower margin than luxury goods and the sale of luxury goods discounted through promotions and offers on www.ashford.com.
      Fulfillment. Fulfillment expenses for the year ended December 31, 2005 increased slightly to $3.6 million from $3.5 million for the year ended December 31, 2004. As a percentage of net sales, fulfillment expenses for the year ended December 31, 2005 increased slightly to 7.0% compared to 6.7% for the year ended December 31, 2004. This was primarily driven by a shift in our product mix towards diamonds and fine jewelry which have higher shipping costs per order.
      Marketing. Marketing expenses for the year ended December 31, 2005 increased 15.0% to $7.6 million from $6.6 million for the year ended December 31, 2004. The increase was primarily due to significantly increased online advertising costs. As a percentage of net sales, marketing expenses for the year ended December 31, 2005 increased to 14.7% compared to 12.7% for the year ended December 31, 2004.
      General and Administrative. General and administrative expenses for the year ended December 31, 2005 decreased 19.8% to $11.3 million from $14.1 million for the year ended December 31, 2004. The general and administrative expense for the year ended 2004 includes $4.7 million of stock-based compensation expense due to the granting of immediately vested options to purchase 290,000 shares of common stock to employees. No stock based compensation expense was incurred for the year ended December 31, 2005. Excluding the $4.7 million of stock-based compensation expense in 2004, our general and administrative expense increased by approximately $1.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was due to an increase in insurance expenses, professional fees and public company costs.
      As a percentage of net sales, general and administrative expenses for the year ended December 31, 2005 decreased to 21.8% compared to 27.1% for the year ended December 31, 2004. Excluding the stock-based compensation expense of $4.7 million incurred for year ended December 31, 2004, general and administrative expenses as a percentage of net sales for the year ended December 31, 2004 would have been 18.1%. We expect general and administrative expenses to continue to increase in absolute dollars in the future as a result of continued expansion of our administrative infrastructure and increased expenses associated with being a public company.
      Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005 increased 33.4% to $3.6 million from $2.7 million for the year ended December 31, 2004. This increase is attributable to the addition of computer equipment and software development costs placed in service during the year ended December 31, 2005.
      Goodwill Impairment. For the year ended December 31, 2005 we recorded an impairment charge of $9.8 million related to the impairment of goodwill.
      Interest Expense, Net. Interest expense, net, for the year ended December 31, 2005 decreased 89.0% to $66,000 from $585,000 for the year ended December 31, 2004. This decrease is due to a decrease in borrowed capital for the year ended December 31, 2005.
      Net Loss. Net loss for the year ended December 31, 2005 was $23.5 million as compared to $12.5 million for the year ended December 31, 2004. The increase was primarily attributable to a decrease in gross profit and an increase in online marketing costs for the year ended December 31, 2005 compared to the year ended December 31, 2004. In addition, net loss for the year ended December 31, 2005 includes a non-cash charge of $9.8 million related to the impairment of goodwill. Excluding non-cash charges incurred during the years ended December 31, 2005 and December 31, 2004, our net loss increased by $5.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.
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
     Quarterly Operations Data
      The following tables set forth quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2005, including amounts expressed as a percentage of net sales. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair presentation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report. Operating results for any quarter are not necessarily indicative of results for any future period.
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

	Three Months Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(in thousands)
	(unaudited)
Net sales	$18,474	$9,132	$11,451	$12,784	$21,504	$10,006	$10,290	$10,444
Cost of sales	14,050	7,091	8,638	9,532	15,131	7,208	7,426	7,376

Gross profit	4,424	2,041	2,813	3,252	6,373	2,798	2,864	3,068

Operating expenses:
Fulfillment	1,347	580	805	888	1,512	660	675	669
Marketing	2,968	1,092	1,847	1,718	2,845	1,356	1,315	1,113
General and administrative(1)	3,336	2,954	2,586	2,467	2,962	2,508	2,003	6,667
Depreciation and amortization	910	956	858	852	764	575	661	749
Goodwill Impairment Charge	9,792	—	—	—	—	—	—	—

Total operating expenses	18,353	5,582	6,096	5,925	8,083	5,099	4,654	9,198

Loss from operations	(13,929)	(3,541)	(3,283)	(2,673)	(1,710)	(2,301)	(1,790)	(6,130)
Interest income (expense), net	(24)	10	25	(76)	(162)	(105)	(65)	(253)

Net loss	$(13,953)	$(3,531)	$(3,258)	$(2,749)	$(1,872)	$(2,406)	$(1,855)	$(6,383)

	Three Months Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	77.7	75.4	74.6	70.4	72.0	72.2	70.6

Gross profit	23.9	22.3	24.6	25.4	29.6	28.0	27.8	29.4

Operating expenses:
Fulfillment	7.3	6.4	7.0	6.9	7.0	6.6	6.6	6.4
Marketing	16.1	12.0	16.1	13.4	13.2	13.6	12.8	10.7
General and administrative	18.1	32.3	22.6	19.3	13.8	25.1	19.5	63.8(1)
Depreciation and amortization	4.9	10.5	7.5	6.7	3.6	5.7	6.4	7.2
Goodwill Impairment Charge	53.0	—	—	—	—	—	—	—

Total operating expenses	99.4	61.1	53.2	46.3	37.6	51.0	45.2	88.1

Loss from operations	(75.4)	(38.8)	(28.7)	(20.9)	(7.9)	(23.0)	(17.4)	(58.7)
Interest income (expense), net	(0.1)	(0.1)	0.2	(0.6)	(0.8)	(1.0)	(0.6)	(2.4)

Net loss	(75.5)%	(38.7)%	(28.4)%	(21.5)%	(8.7)%	(24.0)%	(18.0)%	(61.1)%

(1)	Includes non-cash stock-based compensation expense of $4.7 million in March 2004.
Liquidity and Capital Resources
      We have funded our operations primarily through private placements of securities, with borrowings under our bank credit facility, from the net proceeds of $22.4 million from the initial public offering of our common stock in February 2005, and approximately $1.4 million from the exercise of warrants prior to the closing of our initial public offering.
     Discussion of Cash Flows
      Net cash used in operating activities for the year ended December 31, 2005 was $11.4 million compared to net cash used in operating activities for the year ended December 31, 2004 of $8.9 million. Included in the net cash used in operating activities for the year ended December 31, 2005 is a $6.7 million reduction in accounts payable and accrued liabilities offset by a $4.0 million decrease in inventory. Net cash provided by operating activities for the year ended December 31, 2003 was $728,000.
      Net cash used in investing activities in the year ended December 31, 2005 was $3.4 million compared to $3.7 million in the year ended December 31, 2004. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development. Net cash used in investing activities in 2003 was $1.7 million. We currently anticipate that we will expend approximately $2 million for technology and systems upgrades over the next twelve months.
      Net cash provided by financing activities in the year ended December 31, 2005 was $16.9 million as compared to $9.2 million of net cash used in financing activities during the year ended December 31, 2004. This change was the result of $24.8 million in net proceeds from our public offering (which when netted with initial public offering costs of $2.4 million incurred in 2004 results in net proceeds from our initial public offering of $22.4 million) and $1.3 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million. Net cash used in financing activities in 2003 was $0.4 million.
      As a public company, we have and expect to incur legal, accounting and other additional expenses between $1.0 million and $2.0 million annually for, among other things, compliance with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq.
      If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI) is positive during 2006 and 2007, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. To the extent that we are required to make any such payments, our cash flow will be reduced accordingly.
     Liquidity Sources
      Our principal sources of short-term liquidity consist of cash and cash equivalents, borrowings available under our bank credit facility and cash generated from operations.
      As of December 31, 2005, we had $3.8 million of cash and cash equivalents (and $755,000 of deposits with a credit card processing company) compared to $1.7 million of cash and cash equivalents (and $813,000 of deposits with a credit card processing company) as of December 31, 2004. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
      We completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 18, 2005, which generated net proceeds of approximately $22.4 million (after underwriter’s discounts of approximately $1.9 million and offering expenses of approximately $3.8 million). At the closing of the initial public offering, holders of warrants to purchase preferred stock holders of warrants to purchase 147,000 and 107,000 shares of Series C and Series D Preferred Stock, respectively exercised in full their warrants for an aggregate purchase price of $1.3 million.
      Our secured revolving credit facility expires and all principal and unpaid interest thereunder is due in July 2006. Our repayment obligations under the credit facility are secured by a first lien on our assets and are guaranteed by entities affiliated with Softbank Capital Partners, one of our principal stockholders. As of March 29, 2006, we had $1 million of indebtedness outstanding under our credit facility. Through the expiration of the credit facility in July 2006, the credit facility allows us to borrow up to a maximum amount of $5 million; or (ii) 75% of the value of our inventory. Softbank Capital, the guarantor of our obligations under the secured revolving credit facility, has advised us that Softbank Capital prefers that the indebtedness outstanding under the credit facility not exceed $2 million in light of the current financial condition and business prospects of the Company. Amounts borrowed under this credit facility bear interest at a variable annual rate equal to the greater of the current prime rate plus 0.5% or 7.75% at December 31, 2005 and 8.25% as of March 30, 2006. During the term of the credit facility, we are obligated to pay interest amounts owed monthly. In March 2006 we entered into an amendment to our secured revolving credit facility which provided for a waiver of any default arising in connection with our failure to deliver financial statements without a “going concern” qualification for fiscal year 2005.
      We have incurred significant losses since inception and have not generated and do not anticipate generating positive net cash flows from operations through at least 2006. We do not expect to generate sufficient cash flows to meet our cash flow and working capital needs. In order to continue our operations and achieve our longer-term growth and operational goals, we will require additional financing. We are currently exploring financing alternatives, which may not be available on acceptable terms, or at all. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business. Due to our significant and continuous operating losses and our need for additional capital, we are also considering a variety of possible business combinations, acquisitions and other transactions, including the acquisition of the Company or assets of the Company by other parties. During the first quarter of 2006, the Board authorized management to retain an investment banker to assist us in reviewing our alternatives. Although we continue to review our strategic alternatives and have, on a confidential basis, exchanged information with various business combination candidates, we have not entered into any definitive arrangements or understandings with regard to a business combination, acquisition or other transaction.
      Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Contractual Obligations
      Future payments due under contractual obligations as of December 31, 2005 are listed below:

		Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	3-5 Years

		(In thousands)
Bank Credit Facility(1)	—	—	—	—
Operating lease obligations	1,215	243	486	486

Total	1,215	243	486	486

(1)	Does not include any repayments to be made under our credit facility anticipated to be made during the next 12 months.
Off Balance Sheet Arrangements
      We do not have any off balance sheet arrangements.
Outstanding Stock Options
      As of December 31, 2005, we had outstanding vested options to purchase approximately 404,391 shares of common stock, at a weighted average exercise price of $9.90 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
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
      While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in this report, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.
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
     Goodwill and Other Long-Lived Assets
      Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires significant judgment to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. For 2005 and 2004, we have determined that we have one reporting unit. For the year ended December 31, 2005, we recorded an impairment charge of $9.8 million related to the impairment of goodwill.
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
      Pro forma information regarding net loss and net loss per share is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition Disclosure. This information is contained in Note 1 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123®”), Share-Based Payment. SFAS No. 123® requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123®; however, in adopting SFAS No. 123®, companies must choose among alternative valuation models and amortization assumptions. The Company does not expect the adoption of this standard to have a material impact on its results of operations.
      The valuation model and amortization assumption used by the Company continues to be available, however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123® will be effective for the Company beginning with the quarter ending March 31, 2006. Transition options allow companies to choose whether to adopt prospectively, or retrospectively based on amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented, using our existing valuation and amortization assumptions.

Recently Issued Accounting Standards
      In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges on Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153) SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations, or liquidity.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and the amount of interest expense we incur for borrowed capital under our credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income as well as the costs we incur for borrowed capital under our credit facility while increases in interest rates over time will increase our interest income as well as the costs we incur for borrowed capital under our credit facility.

Item 8. Financial Statements and Supplementary Data
      See the list of financial statements filed with this report under Item 15 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      On August 31, 2005, we were notified by Deloitte & Touche LLP (“Deloitte”) that effective August 31, 2005 Deloitte had resigned as our independent registered public accounting firm.
      The audit report of Deloitte on Odimo’s financial statements for the fiscal year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of Deloitte on Odimo’s financial statements for the fiscal year ending December 31, 2003 contained an explanatory paragraph for the restatement of the financial statements.
      During the two most recent fiscal years and the subsequent interim period through the date of Deloitte’s resignation, Odimo had no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with their reports. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K).
      Odimo provided Deloitte with a copy of the disclosures, and requested Deloitte to furnish Odimo with a letter addressed to the Securities and Exchange Commission stating whether Deloitte agreed with the statements made by Odimo. The letter was attached to Odimo’s Report on Form 8-K filed on September 2, 2005, as Exhibit 16.1 thereto.
      Effective September 2, 2005, we retained Rachlin Cohen & Holtz LLP as our independent registered public accounting firm.
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
Item 9B. Other Information
      None

PART III
Item 10.  Directors and Executive Officers of the Registrant
      The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference. However, the information concerning executive officers required by Item 10 in contained in the discussion entitled Executive Officers of the Registrant in Part I hereof.
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
      1. The following financial statements of Odimo Incorporated and Reports of Rachlin Cohen & Holtz LLP and Deloitte & Touche LLP, independent registered public accounting firms, are included in this report:
      2. Financial statement schedule:
Schedule II — Valuation and Qualifying Accounts
      Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.
      3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
      (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number		Description

2	.1(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002.

3	.1(1)	Amended and Restated Certificate of Incorporation

3	.2(1)	Amended and Restated Bylaws

4	.1(1)	Form of Specimen Stock Certificate

4	.2.1(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock

4	.2.2(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock

10	.1.1(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan

10	.1.2(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan

10	.2(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.

10	.3.1(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.

10	.3.2(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10	.3.3(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10	.4.1(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.

10	.4.2(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

10	.5.1(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton

10	.5.2(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum

Exhibit
Number		Description

10	.5.3(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum

10	.5.4(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous

10	.5.5(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton

10	.5.6(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum

10	.5.7(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum

10	.5.8(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous

10	.5.9(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete

10	.5.10(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton

10	.6(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10	.7(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

10	.8.1(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.8.2(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.8.3(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.

10	.8.4(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP

10	.9(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC

10	.10(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.11(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10	.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10	.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10	.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.

10	.17(4)	Termination Agreement dated March 29, 2006 by and between the registrant and SDG Marketing, Inc.

10	.18(4)	Third Amendment to Loan and Security Agreement dated March 30, 2006 by and among Silicon Valley Bank the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

14	.1(2)	Code of Business Conduct and Ethics

16	.1(3)	Letter of Deloitte & Touche LLP dated September 2, 2005

16	.2(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005

21	.1(1)	Subsidiaries of Odimo Incorporated

23	.1(4)	Consent of Deloitte & Touche LLP

23	.2(4)	Consent of Rachlin Cohen & Holtz LLP

Exhibit
Number		Description

31	.1(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31	.2(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	.1(4)	Certification of Chief Executive Officer pursuant to Section 906 of t he Sarbanes-Oxley Act of 2002

32	.2(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED

By:	/s/ Alan Lipton

Name: Alan Lipton
Title: President and Chief Executive Officer
Dated: March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Alan Lipton Alan Lipton	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2006

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Sidney Feltenstein Sidney Feltenstein	Director	March 30, 2006

/s/ Eric Hippeau Eric Hippeau	Director	March 30, 2006

/s/ Lior Levin Lior Levin	Director	March 30, 2006

/s/ Stanley Stern Stanley Stern	Director	March 30, 2006

/s/ Steven Tishman Steven Tishman	Director	March 30, 2006

/s/ Robert Voss Robert Voss	Director	March 30, 2006

      Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Odimo Incorporated
Fort Lauderdale, Florida
We have audited the accompanying consolidated balance sheet of Odimo Incorporated and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odimo Incorporated and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and has not generated positive net cash flows from operations, which conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited the financial statement Schedule II for the year ended December 31, 2005. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
RACHLIN COHEN & HOLTZ LLP
Fort Lauderdale, Florida
March 9, 2006, except for paragraph 3 of Note 8 and paragraphs 6 and 7 of Note 14 as to which the date is March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Odimo Incorporated:
We have audited the accompanying consolidated balance sheet of Odimo Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the accompanying Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March 29, 2005

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except par
	value)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,831	$1,663
Deposits with credit card processing company	755	813
Accounts receivable	308	476
Inventories	10,244	14,321
Deposits with vendors	—	660
Prepaid expenses and other current assets	657	961

Total current assets	15,795	18,894
PROPERTY AND EQUIPMENT — net	6,927	5,320
GOODWILL	—	9,792
INTANGIBLE AND OTHER ASSETS — net	2,008	6,504

TOTAL	$24,730	$40,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,883	$10,833
Accounts payable to related parties	3,329	5,691
Accrued liabilities	2,170	3,499
Bank credit facility	—	9,282

Total current liabilities	13,382	29,305
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value, 50,000 and 2,370 shares authorized, 0 and 2,370 shares issued and outstanding at December 31, 2005 and 2004, respectively (liquidation value of $0 and $139,271 at December 31, 2005 and 2004, respectively)	—	3
Common stock, $0.001 par value, 300,000 and 4,800 shares authorized at December 31, 2005 and December 31, 2004; 7,162 and 629 shares issued and outstanding at December 31, 2005 and 2004, respectively	7	1
Additional paid-in capital	103,705	80,074
Accumulated deficit	(92,364)	(68,873)

Total stockholders’ equity	11,348	11,205

TOTAL	$24,730	$40,510

See notes to the consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
NET SALES	$51,841	$52,244	$41,694
COST OF SALES	39,310	37,141	29,945

Gross profit	12,531	15,103	11,749

OPERATING EXPENSES:
Fulfillment	3,620	3,516	2,589
Marketing	7,625	6,629	3,709
General and administrative(1)	11,343	14,140	8,463
Depreciation and amortization	3,576	2,749	3,024
Goodwill impairment charge	9,792	—	—

Total operating expenses	35,956	27,034	17,785

LOSS FROM OPERATIONS	(23,425)	(11,931)	(6,036)
INTEREST EXPENSE, Net	66	585	1,107

NET LOSS	(23,491)	(12,516)	(7,143)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(832)	(15,378)	(4,519)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,323)	$(27,894)	$(11,662)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(3.86)	$(44.35)	$(18.54)

Weighted average number of shares:
Basic and diluted	6,302	629	629

(1)	Includes non-cash stock-based compensation of $4.7 million and $2 during the years ended December 31, 2004 and 2003, respectively.
See notes to consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stock
					Additional			Total
		Par		Par	Paid-In	Stock-Based	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity

	(In thousands)
BALANCE — December 31, 2002	1,740	$2	629	$1	$68,326	$(2)	$(49,214)	$19,113
Amortization of deferred stock-based compensation	—	—	—	—	—	2	—	2
Issuance of convertible preferred stock and warrants	56	—	—	—	500	—	—	500
Issuance of warrants	—	—	—	—	436	—	—	436
Net loss	—	—	—	—	—	—	(7,143)	(7,143)

BALANCE — December 31, 2003	1,796	2	629	1	69,262	—	(56,357)	12,908
Issuance of stock options to employees	—	—	—	—	4,689	—	—	4,689
Issuance of convertible preferred stock	269	—	—	—	7,030	—	—	7,030
Issuance of convertible preferred stock and warrants in connection with exchange of debt	305	1	—	—	8,785	—	—	8,786
Dividends to preferred stockholders	—	—	—	—	(9,692)	—	—	(9,692)
Net loss	—	—	—	—	—	—	(12,516)	(12,516)

BALANCE — December 31, 2004	2,370	3	629	1	80,074	—	(68,873)	11,205
Issuance of common stock in public offering, net of offering costs	—	—	3,125	3	22,282	—	—	22,285
Conversion of preferred stock to common stock	(2,370)	(3)	3,154	3		—
Proceeds from exercise of warrants	—	—	255	—	1,349	—	—	1,349
Net loss	—	—	—	—	—	—	(23,491)	(23,491)

BALANCE — December 31, 2005	$—	$—	7,163	$7	$103,705	$—	$(92,364)	$11,348

See notes to consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(23,491)	$(12,516)	$(7,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,576	2,749	3,024
Goodwill impairment charge	9,792	—	—
(Gain) loss on disposal of property and equipment	—	(3)	12
Stock-based compensation	—	4,689	2
Amortization of supply agreement	144	84	61
Amortization of discount on stockholder notes	—	174	608
Changes in operating assets and liabilities:
(Increase) Decrease in operating assets:
Deposits with credit card processing company	58	(168)	(235)
Accounts receivable	169	(104)	(285)
Inventories	4,077	(8,315)	(1,548)
Deposits with vendors	660	(434)	(181)
Prepaid expenses and other current assets	304	(192)	(184)
Other assets	—	(2,625)	(1)
Increase (Decrease) in operating liabilities:
Accounts payable	(2,950)	2,909	4,517
Accounts payable to related parties	(2,362)	4,636	453
Accrued liabilities	(1,327)	180	1,628

Net cash (used in) provided by operating activities	(11,350)	(8,936)	728

INVESTING ACTIVITIES —
Purchase of property and equipment	(3,387)	(3,698)	(1,694)

FINANCING ACTIVITIES:
Proceeds from stockholder notes	—	—	3,000
Payments on stockholder notes	—	(2,870)	(3,900)
Net (repayments) borrowings under bank credit facility	(9,282)	9,282	—
Proceeds from issuance of convertible preferred stock and warrants	—	2,750	500
Proceeds from exercise of warrants	1,349	—	—
Proceeds from issuance of common stock, net of offering costs	24,838	—	—

Net cash provided by (used in) financing activities	16,905	9,162	(400)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,168	(3,472)	(1,366)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,663	5,135	6,501

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,831	$1,663	$5,135

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Interest paid	$101	$372	$379

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs recorded as other assets during 2004 reclassed and netted against IPO proceeds during 2005	$2,556	$—	$—

Issuance of warrants to purchase convertible preferred stock	$—	$—	$436

Exchange of stockholder notes (including accrued interest of $211) for convertible preferred stock and warrants	$—	$2,996	$—

Fair value of supply agreement	$—	$433	$—

See notes to consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the reserve for sales returns, the carrying value of inventories and other long-lived assets, the deferred tax asset valuation reserve, and the estimated fair value of stock based compensation. Actual results could differ from those estimates.
      Concentration of Risk — The Company maintains the majority of its cash and cash equivalents in accounts with one high quality financial institution in the United States of America, in the form of demand deposits and money market accounts. Deposits in this bank may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
      During the years ended December 31, 2005, 2004 and 2003, the Company purchased a significant portion of its diamonds from several affiliated diamond suppliers. In addition, the Company purchases watches, jewelry and luxury goods from unaffiliated vendors with whom the Company does not maintain a contractual relationship. During the years ended December 31, 2005, 2004 and 2003, the Company did not purchase goods from any unaffiliated vendor that represented more than 10% of the Company’s total purchases from unaffiliated vendors.
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
      Accounts Receivable — Accounts receivable are carried at amounts management deems collectible. Accordingly, an allowance is provided in the event an account is considered uncollectible. As of December 31, 2005 and 2004, no such allowances have been provided as management believes all accounts receivable at such dates are fully collectible.
      Inventories — Inventories, which consist of brand name watches, luxury goods, diamonds, and diamond-related and fine jewelry are stated at the lower of cost (using the first-in, first-out method) or market. The Company records a write-down, as needed, to adjust the carrying amount of the specific inventory item to lower of cost or market. During the years ended December 31, 2005 and 2004, the Company recorded approximately $49,000 and $40,000 of inventory write-downs. No inventory write-downs were recorded during the year ended December 31, 2003. The Company also maintains consigned

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
inventories, consisting primarily of diamonds and watches, of approximately $1.2 million and $1.5 million as of December 31, 2005 and 2004, respectively, which are displayed on the Company’s websites. The consigned diamonds (through March 2004) were under certain exclusive supply agreements with related parties (see Note 14). The cost of these consigned inventories and the related contingent obligation are not included in the Company’s consolidated balance sheets. At the time consigned inventories are sold and the sale is recorded, the Company also records the cost of the merchandise purchased in accounts payable and in cost of sales.
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
      Software and Website Development Costs — The Company capitalizes internally developed software and website development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force Issue 00-2, Accounting for Web Site Development Costs. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to estimated economic life and changes in software and hardware technologies.
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
      Goodwill — Goodwill represented the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of a business acquired in 2000 and accounted for under the purchase method.
      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company completed its annual assessment as of December 31, 2004 and determined that there was no impairment of goodwill. As of December 31, 2005, the Company performed its annual impairment analysis and determined that the goodwill was fully impaired and as a result recorded a $9.8 million impairment charge in the accompanying consolidated statement of operations (see Note 6).
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

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Fair Value of Financial Instruments — The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate their carrying fair values due to their short-term nature as of December 31, 2005 and 2004.
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
      The Company requires payment at the point of sale. Any amounts received prior to delivery of goods to customers are recorded as deferred revenue. As of December 31, 2005 and 2004, the Company had deferred revenue of approximately $169,000 and $93,000, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets. The Company offers a return policy of generally 15 to 30 days and provides a reserve for sales returns during the period in which the sales are made. At December 31, 2005 and 2004, the reserve for sales returns was approximately $312,000 and $333,000, respectively, and was recorded as an accrued liability in the accompanying consolidated balance sheets. Net sales and cost of sales reported in the consolidated statement of operations are reduced to reflect estimated returns.
      Cost of Sales — Cost of sales includes the cost of products sold to customers, including inbound shipping costs and assembly costs. Cost of sales also includes amortization of the inventory-related intangible asset (see Note 7). For the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization of approximately $144,000, $84,000, and $61,000, respectively, related to the inventory-related intangible asset, which is included in cost of sales in the accompanying consolidated statements of operations.
      Fulfillment Expenses — Fulfillment expenses include outbound freight paid by the Company (approximately $1.9 million, $2.0 million, and $1.4 million for each of the years ended December 31, 2005, 2004 and 2003, respectively), commissions paid to sales associates, credit card processing fees and packaging and other shipping supplies. Commissions are paid based on a percentage of the price of goods sold and are expensed when the goods are sold.
      Marketing Expenses — Marketing expenses consist primarily of online advertising costs, affiliate program fees and commissions, public relations costs and other marketing expenses. Advertising costs are expensed as incurred. Costs of advertising associated with print and other media are expensed when such services are used. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Advertising expense was approximately $3.6 million, $4.0 million, and $2.1 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.
      General and Administrative Expenses — General and administrative expenses include payroll and related employee benefits (including employee stock-based compensation), costs to maintain the Company’s websites, professional fees, insurance, rent, travel and other general corporate expenses.
      Stock-Based Compensation — The Company accounts for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
stock options granted to employees (including members of the board of directors), if any, is measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants are deferred and amortized to expense over the vesting period of the related options.
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
      Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been as shown below (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Net loss attributable to common stockholders, as reported	$(24,323)	$(27,894)	$(11,662)
Add: Stock-based compensation expense, as reported	—	4,689	2
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(14)	(5,615)	(76)

Pro forma net loss	$(24,337)	$(28,820)	$(11,736)

Net loss per share:
Basic and diluted — as reported	$(3.86)	$(44.35)	$(18.54)

Basic and diluted — pro forma	$(3.87)	$(45.82)	$(18.66)

      The fair value of each option grant under the Company’s stock incentive plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during each of the years ended December 31, 2004 and 2003 was $5.25, and $2.75, respectively. There were no options granted in 2005. The following weighted average assumptions were used for grants for each of the years ended December 31, 2004 and 2003, respectively:

	Year Ended
	December 31,

	2004	2003

Dividend yields	0%	0%
Volatility	70%	70%
Risk-free interest rate	3.69%	2.87%
Expected life (years)	5	5
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

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The valuation model and amortization assumption used by the Company continues to be available; however, the Company has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning with the quarter ending March 31, 2006. Transition options allow companies to choose whether to adopt prospectively or retrospectively, based on the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented herein, using the Company’s existing valuation and amortization assumptions. The Company does not expect the adoption of this standard to have a material impact on its results of operations.
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
      For the years ended December 31, 2005, 2004 and 2003, dividends to preferred stockholders includes approximately $832,000, $5.7 million, and $4.5 million of undeclared dividends on the Company’s convertible preferred stock. For the year ended December 31, 2004 dividends to preferred stockholders also includes approximately $9.7 million related to the issuance of Series C convertible preferred stock to existing stockholders (see Notes 9 and 14). This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.
      Reclassification — The Company has presented amounts withheld by its credit card processing company for credit card charge-backs as Deposits with Credit Card Processing Company in the accompanying consolidated balance sheet as of December 31, 2005. These amounts were previously presented as Restricted Cash as of December 31, 2004. As such, the Company has changed the presentation in the consolidated balance sheet as of December 31, 2004 to be consistent.
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

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
awarded stock options and preferred stock warrants have been retroactively adjusted to reflect the reverse stock splits.
      New Accounting Pronouncements — In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges on Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153) SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations, or liquidity.
2.  GOING CONCERN CONSIDERATIONS
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring losses from operations during the year ended December 31, 2005 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing to continue operations, meet its operational goals and to pursue its long term strategy. The Company is currently (i) attempting to implement a program to reduce costs, (ii) seeking equity and debt financing, and (iii) exploring the sale of the Company or certain assets.
      There is no assurance, however, that the Company will be able to raise equity or debt financing on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. The failure to raise equity or debt financing will negatively impact the Company and its growth plans and its financial condition and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
3.  ASSET PURCHASE
      In December 2002, the Company executed an asset purchase agreement (the “Agreement”) with Ashford.com Inc. (“Ashford”), a wholly-owned subsidiary of GSI Commerce, Inc. (“GSI”), setting forth the terms and conditions of the asset purchase. Pursuant to the Agreement, the Company purchased the www.ashford.comdomain name and related trademarks and tradenames, incomplete individual customer information (e.g., e-mail addresses with no physical address, e-mail addresses with no additional corresponding customer information, names and addresses with no e-mail address, etc.) for customers who had placed orders through the www.ashford.com website during the nine months that GSI operated it (which did not include any customers prior to GSI’s acquisition of Ashford) (the “Purchased Assets”), and limited items of pre-selected remaining inventory (the “Pre-Selected Inventory”).
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
      In addition, per the Agreement, GSI has a right to receive 10% of the Company’s annual consolidated EBITDA, if positive, as defined in the Agreement (the “EBITDA Payment”), from 2003 through 2007 up to a maximum aggregate amount of $2.0 million. As of December 31, 2002, the Company could not determine if the conditions requiring the EBITDA Payment would be met and therefore did not record a liability as of December 31, 2002. The Company will record the EBITDA Payment when the conditions are met and the EBITDA Payment becomes due. The conditions requiring payment have not been met and therefore no amounts were recorded as of December 31, 2005 and 2004.
4.  INVENTORIES
      Inventories consist of the following (in thousands) as of:

	December 31,

	2005	2004

Diamonds	$4,148	$5,488
Fine jewelry	2,422	2,967
Watches	2,592	3,344
Luxury goods	1,082	2,522

Total inventories	$10,244	$14,321

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
5.  PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands) as of:

	Estimated	December 31,
	Useful Lives
	(in Years)	2005	2004

Computers, software and equipment	3	$12,846	$9,049
Leasehold improvements	4	1,196	1,066
Furniture and fixtures	5	596	598
Automobiles	4	43	—

		14,681	10,713
Less: accumulated depreciation		(8,516)	(6,737)

		6,165	3,976
Software development in process		762	1,344

Property and equipment — net		$6,927	$5,320

      Depreciation expense amounted to approximately $1.8 million, $1.0 million, and, $1.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.
      Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use.
6.  GOODWILL
      The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows:

Balance as of December 31, 2004	$9,792
Impairment loss	(9,792)

Balance as of December 31, 2005	$—

      The Company tested its goodwill for impairment under SFAS 142. Under step one, the overall enterprise value of the Company was assessed and was compared to the overall carrying value of the enterprise. Based on the results of this analysis, it was determined that the goodwill was fully impaired. Accordingly, a goodwill impairment loss of $9.8 million has been recognized.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
7.  INTANGIBLE AND OTHER ASSETS
      Intangible and other assets consist of the following (in thousands) as of:

	December 31,

	2005	2004

Marketing-related:
www.diamond.com domain name	$2,137	$2,137
www.ashford.com domain name	7,186	7,186
Affinity phone number	288	288
Inventory-related:
2004 Supply Agreement	433	433

	10,044	10,044
Less: accumulated amortization	(8,192)	(6,252)

Intangibles — net	1,852	3,792
Other assets	156	2,712

Total	$2,008	$6,504

      Other assets consist primarily of deposits as of December 31, 2005 and deposits and deferred offering costs as of December 31, 2004. During February 2005, approximately $2.6 million of deferred offering costs was netted in equity against the proceeds received from the initial public offering (IPO). Amortization expense for marketing-related intangible assets amounted to approximately $1.8 million for each of the years ended December 31, 2005, 2004 and 2003. Amortization expense for inventory-related intangible assets is included in cost of sales (see Note 1).
      The www.diamond.com domain name and the affinity phone number assets are fully amortized. During December 31, 2004, the 2000 Supply Agreement became fully amortized and was written-off due to the related agreements being terminated (see Note 14).
      During June 2004, the Company entered into an amended supply agreement with SDG Marketing, Inc. (“SDG”), which is affiliated with a stockholder, to supply diamond inventory (see Note 14). In connection with this transaction, the Company recorded an inventory-related intangible asset of approximately $0.4 million in June 2004, based on the estimated fair value of the supply agreement.
      The future amortization expense of the intangible assets as of December 31, 2005 is as follows (in thousands):

	Marketing	Inventory
Year	Related	Related	Total

2006	$1,649	$145	$1,794
2007	—	58	58

	$1,649	$203	$1,852

8.  BANK CREDIT FACILITY
      In March 2004, the Company obtained a bank credit facility with a local financial institution that allowed the Company to borrow up to $3.0 million. The outstanding advances were charged interest at the bank’s floating base rate. The bank credit facility was guaranteed by certain stockholders, including the Company’s chief executive officer and president. The guarantor stockholders had agreed to indemnify each

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
other against losses resulting from their guarantees for amounts in excess of a certain amount calculated based on their pro rata ownership of the Company. The Company repaid and terminated this bank credit facility in 2004 with an advance under a new secured credit facility described below.
      In July 2004, the Company entered into a new secured credit facility with a national financial institution. Under the new secured credit facility, the Company was able to borrow up to either $7.0 million or $12.0 million depending on the time of the year and subject to the Company’s inventory levels. Outstanding advances were to be charged interest at the greater of the lender’s prime rate plus 0.5% or 4% (7.75% at December 31, 2005). The new secured credit facility was to mature in August 2006 and was secured by a first lien on the Company’s assets. In November 2004, the availability under the new secured credit facility was increased to $15 million through December 31, 2004. One of the Company’s stockholders had guaranteed the Company’s repayment obligation under the new secured credit facility. The Company also repaid the outstanding stockholder notes described in Note 9 with the proceeds from the new credit facility. As of December 31, 2004, the amount outstanding under this facility was $9.3 million. On January 7, 2005, the credit facility was amended further and allowed the Company to borrow up to either $10.0 million or $12.0 million depending on the time of year and subject to the Company’s inventory levels.
      The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. The Company’s borrowing capacity decreased to either $5.0 million or $8.0 million depending on the time of year and subject to the Company’s inventory levels. There were no amounts outstanding as of December 31, 2005. The Company currently has $5 million available under the current bank credit facility which expires in July 2006. Softbank Capital, the guarantor of the Company’s obligations under the secured credit facility has advised the Company that Softbank Capital prefers that the indebtedness outstanding under the secured credit facility not exceed $2 million in light of the current financial condition and business prospects of the Company. As of March 29, 2006, the Company had $1,000,000 outstanding under the bank credit facility. The secured credit facility contains a covenant that requires the Company to deliver to the lender an unqualified opinion on its financial statements. Because the Company’s independent registered public accounting firm’s report on its financial statements for fiscal year ended 2005 contains a “going concern” qualification, the Company was deemed to be in violation of this covenant. The Company requested and received from its lender in March 2006, a waiver of any default arising in connection with its failure to deliver financial statements without a “going concern” qualification for fiscal year ended 2005.
9.  STOCKHOLDER NOTES
      As discussed in Note 3, during December 2002, the Company issued a five year $4.5 million secured subordinated note as part of the purchase price of the Purchased Assets. The secured subordinated note bears interest at 7% per annum, and required quarterly principal payments of $225,000 which commenced in March 2003 and were to conclude in December 2007. Interest was payable quarterly in arrears at the same time the quarterly principal payments are required. The secured subordinated note was collateralized by a lien on substantially all of the Company’s assets and was subordinate to any indebtedness to fund the Company’s working capital requirements.
      During October 2002, the Company issued to existing stockholders $2.0 million of secured subordinated notes with warrants to purchase approximately 43,000 shares of Series C convertible preferred stock (Series C). The secured subordinated notes bear interest at 8% per annum, and were scheduled to mature on December 31, 2002. In December 2002, the notes were subsequently amended and restated whereby the maturity date was extended to December 31, 2004. No other terms of the notes were amended or restated. The notes were secured by a first priority security interest in all of the Company’s right, title and interest in and to all of the assets of the Company. The warrants were valued at

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
approximately $375,000 (see Note 12) and were recorded as a discount on the notes. The Company recognized interest expense related to the amortization of the discount on the notes of approximately $174,000 and $172,000 during each of the years ended December 31, 2004 and 2003, respectively.
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
      In August 2004, the balance of the stockholder notes were repaid with proceeds from the new bank credit facility discussed in Note 8. In February 2005, all warrants were exercised immediately prior to the completion of the Company’s initial public offering. See Note 15.
10.  INCOME TAXES
      A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows (in thousands, except tax rates):

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

Income taxes at statutory rate	$(7,987)	34.0%	(4,255)	34.0%	$(2,429)	34.0%
State income taxes, net of federal benefit	(466)	2.0	(454)	3.6	(259)	3.6
Increase in taxes:
Penalties and fines	3	0.0	1	0.0	1	0.0
Meals and entertainment	14	(0.1)	29	(0.2)	9	(0.1)
Stock-based compensation	—	—	1,594	(12.7)	—	—
Goodwill impairment	3,329	(14.2)	—	0.0	—	0.0
Intangible amortization	277	(1.2)	258	(2.1)	293	(4.1)
Adjustment of beginning deferred balance	760	(3.2)	—	0.0	—	0.0
Other	(3)	0.0	199	(1.6)	(32)	0.4
Valuation allowance	4,073	(17.3)	2,628	(21.0)	2,417	(33.8)

	$—	—%	$—	—%	$—	—%

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands) as of:

	December 31,

	2005	2004

Deferred tax assets (liabilities):
Noncurrent:
Net operating loss carryforwards	$24,198	$18,715
Property and equipment	(834)	(141)
Intangible assets	1,617	2,334

Gross deferred tax assets	24,981	20,908
Valuation allowance	(24,981)	(20,908)

Net deferred tax assets	$—	$—

      The Company has net operating loss carryforwards of approximately $64.3 million as of December 31, 2005. The Company’s net operating loss carryforwards will expire beginning in 2019 through 2025. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards and other deferred tax assets, a corresponding valuation allowance of approximately $24.9 million and $20.9 million was established as of December 31, 2005, and 2004 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.
11.  COMMITMENTS AND CONTINGENCIES
      Leases  — The Company was obligated under a non-cancelable operating lease agreement relating to the Company’s offices and warehouse facilities, which expired in December 2005. During July 2004, the Company entered into a new non-cancelable operating lease for an additional warehouse facility and distribution center that expires in 2010. The Company moved its corporate offices to this facility in March 2006. The following is a schedule of the approximate future minimum rental payments under non-cancelable operating leases as of December 31, (in thousands):

Year	Amount

2006	$243
2007	243
2008	243
2009	243
2010	243

Total minimum payments	$1,215

      Rent expense under these operating leases totaled approximately $590,000, $485,000, and $455,000 for the years ended December 31, 2005, 2004, and 2003, respectively, and includes payments for operating expenses, such as sales and property taxes and insurance.
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

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company is subject, that the ultimate disposition of these contingencies either cannot be determined at the present time or will not have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.
      The Company is currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against the Company. In January 2006, the Company was served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, its Chief Executive Officer and President and Chairman of the Board of Directors and its Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to its initial public offering. The complaint generally alleges that the Company and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with its initial public offering regarding the impact to its operations of advertising expenses. The Company believes that the lawsuits are without merit and intend to vigorously defend itself. The Company and the individual defendants have filed a response to the complaint. The Company is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
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
      In August 2005, the Company was sued by Gucci America, Inc. in the U.S. District Court Southern District of Florida. Gucci alleged in their complaint that the Company violated federal trademark law and state law on unfair competition through the offer and sale of counterfeit Gucci branded products. Gucci was seeking a permanent injunction prohibiting, among other things, the Company’s sale of all Gucci-branded products, as well as money damages (including treble damages for willful infringement).
      In August 2005, the Company settled the Gucci lawsuit for a nominal amount.
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
12.  CONVERTIBLE PREFERRED STOCK
      The Company has authorized 50,000,000 shares of convertible preferred stock as of December 31, 2005. No shares were outstanding as of December 31, 2005. The Company had authorized and outstanding approximately 2,370,000 shares of convertible preferred stock as of December 31, 2004. Shares of convertible preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors. The Company has designated four series of convertible preferred stock: Series A, B, C and D. All series of convertible preferred stock are at $0.001 par value.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Amounts of convertible preferred stock at December 31, 2004 is as follows (in thousands):

	December 31, 2004

					Common
					Shares
				Additional	Issuable
	Authorized	Shares		Paid-In	Upon	Liquidation
	Shares	Outstanding	Par Value	Capital	Conversion	Value

Series A	186	186	$—	$6,678	933	$6,700
Series B	514	514	1	36,250	551	50,441
Series C	1,046	1,046	1	29,718	1,046	77,843
Series D	624	624	1	1,756	624	4,287

	2,370	2,370	$3	$74,402	3,154	$139,271

      The liquidation preferences at December 31, 2004 is as follows (in thousands):

	December 31, 2004

	Liquidation	Cumulative	Liquidation
	Preference	Dividends	Value

Series A	$6,700	$—	$6,700
Series B	36,251	14,190	50,441
Series C	71,842	6,001	77,843
Series D	3,416	871	4,287

	$118,209	$21,062	$139,271

      The following table summarizes information about convertible preferred stock for the years ended December 31 (in thousands):

	Series A		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2002	186	$6,678	514	$36,251	416	$14,265	624	$1,757
Issuance of Series C	—	—	—	—	56	427	—	—

Balance, December 31, 2003	186	6,678	514	36,251	472	14,692	624	1,757
Issuance of Series C (see Notes 8 and 13)	—	—	—	—	574	15,027	—	—

Balance, December 31, 2004	186	6,678	514	36,251	1,046	29,719	624	1,757
Conversion of preferred stock to common stock	(186)	(6,678)	(514)	(36,251)	(1,046)	(29,719)	(624)	(1,757)

Balance, December 31, 2005	—	$—	—	$—	—	$—	—	$—

      Issuances — During September 2003, the Company sold 56,000 shares of Series C and warrants to purchase approximately 8,000 shares of Series C to an existing stockholder for $500,000 in cash.
      Conversion and Dividend Features — Each share of Series A, B, C and D is convertible, at the option of the holder, into shares of the Company’s common stock at any time. Additionally, the shares are mandatorily convertible into common stock upon the Company completing an IPO which results in net proceeds to the Company of at least $30 million and the value of the Company immediately prior to such IPO is at least $150 million. The Company entered into a warrant exercise and preferred stock conversion agreement which amended the mandatory conversion feature of the Preferred Stock to provide that the Preferred Shares are mandatorily convertible into common stock upon the Company completing an IPO closing (the “Conversion Agreement”, see Note 15).

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      Preferred Stock Warrants — In 2002, in connection with the issuance of $2.0 million in stockholder notes (see Note 9), the Company issued warrants to purchase approximately 43,000 shares of Series C at

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
$9.00 per share. The warrants were valued at approximately $375,000 as determined using the Black-Scholes option-pricing model and were recorded as a discount on the notes. The warrants are exercisable effective December 31, 2002 and expire December 31, 2012.
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
      During March 2004 and April 2004, the Company issued warrants to purchase approximately 34,000 shares and 12,000 shares, respectively, of Series C (see Note 9).
      The following table summarizes information about warrants outstanding to acquire convertible preferred stock (amounts in thousands, except exercise price) as of:

	Series C		Series D

	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Warrants outstanding — December 31, 2004	147	$9.00	107	$0.25
Warrants outstanding- December 31, 2003	102	$9.00	107	$0.25
      The fair value of the warrants issued during 2004 and 2003 were estimated using the following assumptions:

Dividend rate	8.00%
Expected volatility	70.00%
Risk-free interest rate	3.93%
Contract lives (in years)	10
      As of December 31, 2004, the Company had approximately 3,268,000 shares of common stock reserved for future conversions of convertible preferred stock and warrants. All shares of convertible preferred stock and warrants were converted immediately prior to the Company’s IPO in February 2005. ( See Note 15).
13.  STOCK OPTION PLAN
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

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      As discussed in Note 1, the Company accounts for stock-based employee compensation arrangements in accordance with APB Opinion 25 and FIN 44. Under APB Opinion 25, compensation expense is recognized as the difference between the fair value of the Company’s stock on the date of grant and the exercise price. During the year ended December 31, 2003, the Company issued options to certain employees under the Plan with exercise prices at or above the estimated fair market value of the Company’s common stock at the date of the grant; therefore no deferred stock-based compensation was recorded during the year ended December 31, 2003. Deferred stock-based compensation is amortized over the vesting period of the awards, generally three years. During the year ended December 31, 2003, the Company recorded compensation expense of approximately $2,000 related to the amortization of deferred stock-based compensation.
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
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires such equity instruments be recorded at estimated fair value on the measurement date. During the years ended December 31, 2004 and 2003, the Company recorded expenses of approximately $7,000 and $26,000 related to the issuance of stock options to non-employees which is included in general and administrative expenses in the accompanying consolidated statements of operations. There were no stock options granted to non-employees during 2005.
      The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the years ended December 31 2005, 2004 and 2003:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	446	$10.75	184	$16.25	209	$17.00
Granted	—	—	290	8.75	11	37.75
Exercised	—	—	—	—	—	—
Canceled	(42)	21.47	(28)	24.75	(36)	27.00

Outstanding at end of year	404	$9.90	446	$10.75	184	$16.25

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information regarding outstanding stock options at December 31, 2005:

		Weighted Average

		Contractual	Exercise	Options	Exercise
Exercise Prices	Options	Life	Price	Exercisable	Price

	(in thousands)
$7.25 — $12.50	391	6	$8.33	391	$8.33
$34.25	4	5	34.25	4	34.25
$37.75 — $38.00	1	6	37.80	1	37.80
$70.50	8	8	70.50	8	70.50

	404	6	$9.90	404	$9.90

14.  RELATED PARTY TRANSACTIONS
      Diamond and Jewelry Purchases and Sales — The Company purchases certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During each of the years ended December 31, 2005, 2004 and 2003, purchases from the Suppliers totaled approximately $8.7 million, $9.4 million, and $2.9 million, respectively. In addition, the Company purchased approximately $1.9 million of jewelry from SDG in 2005. As of December 31, 2005 and 2004, the total amount payable to the Suppliers was approximately $3.3 million and $5.7 million, respectively. During 2004 the Company sold approximately $0.3 million of diamonds to entities affiliated with certain stockholders. These diamonds were purchased from unaffiliated parties.
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
      During 2000, in connection with the exclusive supply agreements, the Company issued approximately 49,000 shares of common stock at a price of $15.00 per share to the Suppliers or their affiliates. The Company received cash proceeds of approximately $740,000 from the sale of this common stock. Management estimated the fair value of the Company’s common stock at such date was $47.75 per share. As such, the Company recorded a deferred charge related to these issuances in the amount of approximately $1,616,000. This deferred charge, which is included in intangible assets as the “2000 Supply Agreement” (see Note 7), was being amortized to cost of sales (see Note 1) based on the total amount of estimated purchases under the terms of the agreement. In connection with the 2004 Supply Agreement entered into in March 2004 (as described below), which will decrease the Company’s emphasis on consigned inventory, the Company terminated the exclusive supply agreements that were entered into in January 2000.
      Stock Purchase and Supply Agreement — In March 2004, the Company entered into an agreement with SDG, pursuant to which SDG was to provide the Company with $4.0 million of independently certified diamonds through April 2007 at cash market prices with extended payment terms. The Company sold to SDG approximately 129,000 shares of Series C at $9.75 per share in March 2004 and extended a right to this affiliate to acquire an additional approximately 73,000 shares at $10.25 per share in the first quarter of 2005 and approximately 67,000 shares at $11.25 per share in the first quarter of 2006. In order to purchase the second installment of shares, SDG was to maintain a $4.0 million supply of available inventory during 2004. In order to purchase the third installment of shares, SDG was to maintain $5.0 million of available inventory during 2005. If SDG purchased the third installment, it was to supply

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the Company with $6.0 million of diamond inventory shortly thereafter. In addition, the Company granted SDG the right of first refusal to provide the Company diamonds and fine jewelry based on the Company’s projected purchase needs.
      During June 2004, the Company amended the stock purchase agreement whereby SDG was no longer required to maintain the indicated level of inventory in order to obtain the right to purchase the remaining shares under the terms of the original agreement. Upon execution of the amended agreement, SDG exercised its right to purchase the remaining shares, for which the Company received $1.5 million during June 2004. In addition, during June 2004 the Company entered into a separate supply agreement which obligated SDG to supply inventory that included similar terms related to the supply of available inventory through 2006 as described above. In connection with this transaction, the Company recorded preferred dividends of approximately $2.2 million and $1.7 million during March 2004 and June 2004, respectively, based on the excess of the estimated fair value of the Company’s Series C (with consideration given to the anticipated initial public offering) over the consideration received by the Company.
      Due to the decreasing percentage of the Company’s diamond sales being derived from diamonds supplied by SDG, and the comparably greater risks of holding and carrying inventory, during the first quarter of 2006, the Company commenced discussions to wind down the supply agreement with SDG Marketing with the objective of reducing the risks and carrying costs of holding inventory. In March 2006, the Company entered into a Termination Agreement with SDG Marketing, Inc. whereby the Supply Agreement was terminated. As part of the termination of the Supply Agreement, in March 2006 the Company returned approximately $3.7 million of diamond inventory against a related party payable to SDG Marketing and approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable.
      The termination of the Supply Agreement with SDG Marketing converts the Company’s sourcing strategy from a mix of an inventory and online model to a completely virtual, online model of offering diamonds from third party diamond suppliers without actually holding the inventory until the diamonds are ordered by customers. It also allows the Company to offer a broad selection of diamonds without incurring the carrying costs and risks of holding them in inventory while still enabling the Company to bypass multiple layers of intermediaries traditionally associated with diamond sourcing. As a result of the termination of the Supply Agreement, the Company has less than $50,000 of diamond inventory on hand as of March 29, 2006 and now exclusively sources diamonds from various third party suppliers who will generally ship the diamonds to the Company in one or two days. The Company will then deliver the products to its customers through the normal fulfillment process.
      Other Inventory Purchases — The Company purchases watches from an entity controlled by a stockholder who formerly owned and controlled www.worldofwatches.com. During each of the years ended December 31, 2005, 2004 and 2003, the Company had purchases from the entity controlled by the stockholder of approximately $1.2 million, $2.9 million, and $3.2 million, respectively. As of December 31, 2005 and 2004, there were no amounts payable to the entity controlled by the stockholder.
      Use of Jet Aircraft — From time to time, the Company reimburses Mey-Al Corporation, an entity owned and controlled by the Company’s President and CEO, for the use of an aircraft by the executive officers of the Company for business-related purposes. For the years ended December 31, 2005, 2004 and 2003 the Company paid Mey-Al Corporation an aggregate amount of approximately $84,000, $84,000, and $57,000, respectively, for the use of the aircraft.
15.  INITIAL PUBLIC OFFERING
      The Company completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 15, 2005 (closed on February 18, 2005), which generated net proceeds of approximately

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
$22.4 million. On the same date, in accordance with the Conversion Agreement described in Note 12, holders of the Company’s preferred stock warrants, exercised their warrants into approximately 147,000 and 107,000 shares of Series C and Series D, respectively. These exercises generated proceeds of approximately $1.4 million for the Company. In addition, all holders of the Company’s Series A, B, C and D (including the shares from the exercise of warrants) converted these shares into approximately 3,408,000 shares of common stock.
16.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      Selected financial information for the quarterly periods in 2005 and 2004 is presented below:

	Quarter Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec.
	2005	2005	2005	2005	2004	2004	2004	31, 2004

	(In thousands)
	(Unaudited)
Net sales	$12,784	$11,451	$9,132	$18,474	$10,444	$10,290	$10,006	$21,504

Gross profit	3,252	2,813	2,041	4,424	3,068	2,864	2,798	6,373

Loss from operations(1)	(2,673)	(3,283)	(3,541)	(13,928)	(6,130)	(1,790)	(2,301)	(1,710)

Net loss(1)	$(2,749)	$(3,258)	$(3,531)	$(13,953)	$(6,383)	$(1,855)	$(2,406)	$(1,872)

Net loss attributable to common stockholders	$(3,581)	$(3,258)	$(3,531)	$(13,953)	$(7,540)	$(12,976)	$(3,956)	$(3,422)

Net loss per share, basic and diluted	$(0.97)	$(0.46)	$(0.50)	$(1.95)	$(11.99)	$(20.63)	$(6.29)	$(5.44)

(1)	During the fourth quarter of 2005, the Company recorded an impairment charge of $9,792 related to its goodwill.

ODIMO INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
		Revenue,		Balance
	Beginning	Costs or		at End of
Description	of Period	Expenses	Deductions(1)	Period

Reserve deducted from asset to which it applies:
Year Ended December 31, 2005 Reserve for deferred income tax assets	$20,908	$4,073	$—	$24,981
Year Ended December 31, 2004 Reserve for deferred income tax assets	$18,295	$2,613	$—	$20,908
Year Ended December 31, 2003 Reserve for deferred income tax assets	$15,878	$2,417	$—	$18,295
Reserves recorded as accrued liabilities:
Year Ended December 31, 2005 Reserve for sales returns	$333	$7,411	$7,432	$312
Reserve for warranty costs	$15	$—	$—	$15
Year Ended December 31, 2004 Reserve for sales returns	$355	$7,491	$7,513	$333
Reserve for warranty costs	$15	$—	$—	$15
Year Ended December 31, 2003 Reserve for sales returns	$175	$5,620	$5,440	$355
Reserve for warranty costs	$15	$—	$—	$15

(1)	Consists of actual sales returns in each period.