Form 10-K/A
period 2005-12-31
Odimo INC
filed 2006-04-28
CIK 1292026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)
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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
      As of April 21, 2006, 7,161,923 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
      This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is being filed to include Items 10 through 14 of Part III of the Annual Report on Form 10-K, which were omitted in reliance on General Instruction G(3) thereto. Unless the context requires otherwise, the terms “Odimo,” “we,” “us,” and “our” refer to Odimo Incorporated and our wholly-owned subsidiaries, Ashford.com, Inc., Diamond.com, Inc., Worldofwatches.com, Inc., D.I.A. Marketing, Inc., Millennium International Jewelers, Inc. and 1-888-watches, LLC, and their predecessors.
PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
      The following table sets forth our executive officers and each Class I director, Class II director, and Class III director, their ages and present positions with Odimo as of April 21, 2006.

Name	Age	Position

Alan Lipton	55	Chief Executive Officer, President and Chairman of the Board, Class III Director
Jeff Kornblum	44	Chief Operating Officer
Amerisa Kornblum	44	Chief Financial Officer, Secretary and Treasurer
George Grous	42	Chief Technology Officer
Sidney Feltenstein(1)	64	Class III Director
Eric Hippeau	54	Class II Director
Lior Levin	38	Class I Director
Stanley Stern(2)	48	Class I Director
Steven Tishman(3)	48	Class II Director
Robert Voss(1)	56	Class I Director

(1)	Member of the Audit Committee, the Compensation Committee and the Nominating Committee.

(2)	Member of the Compensation Committee and Nominating Committee

(3)	Member of the Audit Committee.
      Alan Lipton has been our Chief Executive Officer, President and a member of our board of directors since November 1999. He has been the Chairman of our board of directors since May 2004. From 1983 to 1994 Mr. Lipton was the Chief Executive Officer of Jan Bell Marketing, Inc., which was a publicly held watch and jewelry retailer and supplier to wholesale price clubs. After retiring from Jan Bell Marketing in 1994, Mr. Lipton founded the Lipton Foundation, a philanthropic organization. From 1994 to the present, Mr. Lipton has been involved with the Lipton Foundation and in various real estate development projects in South Florida. Mr. Lipton is a director of Tucows, Inc., an Internet service and content provider.
      Jeff Kornblum has been our Chief Operating Officer since November 1999. From October 1997 to November 1999, Mr. Kornblum was President and Chief Executive Officer of Gold Coast Media, Inc., an infomercial and print media company. From 1996 to 1997, Mr. Kornblum was Chief Operating Officer for Danna Michaels, Inc., a mail order catalog company. From 1994 to 1996, Mr. Kornblum was a financial systems consultant for various catalog and retail companies. From 1988 to 1993, Mr. Kornblum was Director of Inventory Management and Sales Analysis for Jan Bell Marketing, Inc. From 1985 to 1989, Mr. Kornblum was a senior auditor with Deloitte & Touche LLP. Mr. Kornblum is married to Amerisa Kornblum, our Chief Financial Officer, Secretary and Treasurer.

      Amerisa Kornblum has been our Chief Financial Officer and Treasurer since November 1999 and our Secretary since November 2005. From October 1997 to November 1999, Ms. Kornblum served as Chief Financial Officer of Gold Coast Media, Inc. From 1994 through 1997, Ms. Kornblum was a financial systems consultant, for various catalog and retail companies. From 1988 to 1993, Ms. Kornblum worked for Jan Bell Marketing, Inc. in various capacities, including Controller, Director of Internal Audit, and Director of Investor Relations. From 1985 to 1988, Ms. Kornblum was a senior auditor for Deloitte & Touche LLP. Ms. Kornblum is a certified public accountant in the State of Florida. Ms. Kornblum is married to Jeff Kornblum, our Chief Operating Officer.
      George Grous has been our Chief Technology Officer since January 2000. From July 1998 to December 1999, Mr. Grous was a Senior Software Engineer for BroadLogic Inc., a spin-off of Adaptec Inc.’s Satellite Networking Group, a supplier of broadband services. From July 1996 to June 1998, Mr. Grous was a Senior Software Engineer at Adaptec, Inc., a public storage hardware company. Mr. Grous is the brother of Amerisa Kornblum, our Chief Financial Officer.
      Sidney Feltenstein has been a member of our board of directors since May 2004. Since June 2005, Mr. Feltenstein has been the Chairman of Sagittarius Brands, a restaurant holding company. From 1995 to 2002, Mr. Feltenstein served as Chairman, President and Chief Executive Officer of Yorkshire Global Restaurants, an operator of A&W Restaurants and Long John Silver’s restaurants. Mr. Feltenstein has served in a variety of operations and marketing management positions in the restaurant business including Chief Marketing Officer for Dunkin Donuts and Executive President of Worldwide Marketing for Burger King Corporation. Mr. Feltenstein is active in various organizations, including the International Franchise Association. From 2002 to May 2004, Mr. Feltenstein pursued personal investment opportunities. Since 2003, Mr. Feltenstein has been a director of BUCA, Inc., a public company that operates restaurants.
      Eric Hippeau has been a member of our board of directors since February 2000. Since March 2000, Mr. Hippeau has been a Managing Partner of Softbank Capital Partners, a technology oriented venture capital firm. From 1993 to 2000, Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis, Inc. an integrated media and marketing services company. Mr. Hippeau joined Ziff-Davis, Inc. in 1989 as publisher of PC Magazine and held several senior executive positions before becoming Chairman and Chief Executive Officer. Mr. Hippeau also serves as a director of Yahoo, Inc., Starwood Hotels and Resorts WorldWide, Inc. and National Leisure Group.
      Lior Levin has been a member of our board of directors since May 2004. Since October 1999 Mr. Levin has been the Marketing Director for The Steinmetz Diamond Group, our primary diamond supplier. From 1990 to 1999, he was the General Manager of Istromed, a medical equipment supplier in South Africa. Mr. Levin is also a director of R. Steinmetz & Sons, a jewelry manufacturer that is part of The Steinmetz Diamond Group.
      Stanley Stern was a member of our board of directors from November 1999 through May 2004 and rejoined the board in February 2005. Since March 2004, Mr. Stern has been a Managing Director and head of investment banking with Oppenheimer & Co. Inc., an investment banking firm. From February 2002 to March 2004, Mr. Stern served as a Managing Director and head of investment banking with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as Managing Director of STI Ventures Advisory USA Inc. and as a member of the board of directors and the investment committee of STI Ventures, a venture capital company that was affiliated with Beny Steinmetz. From 1990 until January 2000, Mr. Stern was employed at CIBC Oppenheimer, a financial services company. Mr. Stern also serves as the chairman of the board of Tucows, Inc., and is a director of Fundtech, a provider of financial payment processing solutions.
      Steven Tishman has been a member of our board of directors since February 2005. Since October 2002, he has been a Managing Director of Rothschild Inc., a merchant banking firm. From November 1999 to July 2002, Mr. Tishman was a Managing Director of Robertson Stephens, Inc., an investment banking firm. From July 1993 to November 1999, he was a Senior Managing Director of Bear, Stearns & Co. Inc., an investment banking firm. Mr. Tishman is also a director of Cedar Fair, L.P., an operator of amusement parks, and Claire’s Stores, Inc., a specialty retailer of costume jewelry, accessories and cosmetics.
      Robert Voss has been a member of our board of directors since May 2004. Since July 2000, Mr. Voss has been the owner and President of Voss Retail Consulting. From August 2003 through February 2005, Mr. Voss was the President of Fox Packaging, a producer of specialized automotive aftermarket chemicals. From August 1999 to July 2000, Mr. Voss was an Executive Vice President of Priceline Webhouse Club, a membership-based retail outlet selling merchandise in bulk form at discounted prices. From 1995 through June 1999, Mr. Voss was Senior Vice President, Special Projects, of Wal-Mart Corporation. Previously Mr. Voss was Vice President of Wal-Mart Stores, Inc., where his responsibilities included opening and merchandising the first Sam’s Club.
Compensation Committee Interlocks and Insider Participation
      The compensation of our executive officers for the year ended December 31, 2005 was determined by our Compensation Committee based on performance. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Director Compensation
      We pay each non-employee director an annual retainer of $10,000. We pay each non-employee director $1,000 for each committee meeting attended. We also pay certain expenses incurred by our directors in connection with attending meetings. We may, in our discretion, grant stock options and other equity awards to our directors from time to time but have not done so to date.
Communications with Directors
      Stockholders may communicate with our Board of Directors or one or more directors by sending a letter addressed to our Board or to any one or more directors in care of our Corporate Secretary, Odimo Incorporated, 14051 NW 14th Street, Sunrise, Florida 33323, in an envelope clearly marked “Stockholder Communication.” Our Corporate Secretary’s office will forward such correspondence unopened to Mr. Feltenstein or Mr. Voss, or another independent director as the Board of Directors may specify from time to time, unless the envelope specifies that it should be delivered to another director. If multiple communications are received on a similar topic, our Corporate Secretary may, in her discretion, forward only representative correspondence.
Director Attendance at Annual Meetings
      We make reasonable efforts to schedule our annual meeting of stockholders at a time and date to allow attendance by directors, taking into account the directors’ schedules. We encourage, but do not require, our board members to attend the annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
Summary Compensation Table
      The following summary compensation table sets forth information concerning compensation earned during the year ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer and our three other executive officers. We refer to these executives collectively as our “named executive officers.”

						LONG TERM
		ANNUAL COMPENSATION				COMPENSATION

					Other Annual	Securities Underlying	ALL OTHER
Name and Principal Position	Year	Salary		Bonus	Compensation(1)	Options/SARs #(2)	COMPENSATION

Alan Lipton	2005	$385,000		$0	$26,745	0	—
Chief Executive Officer	2004	366,750	(3)	0	25,948	154,400	—
and President since	2003	350,000	(3)	100,000	25,788	0	—
November 1999
Jeff Kornblum	2005	199,859		$0	23,008	0	—
Chief Operating Officer	2004	196,923		70,000	25,994	58,400	—
since November 1999	2003	165,000		66,000	25,931	0	—
Amerisa Kornblum	2005	175,000		0	18,536	0	—
Chief Financial Officer	2004	170,962		60,000	21,362	23,040	—
and Treasurer since	2003	140,000		56,000	20,384	0	—
November 1999 and Secretary since November 2005
George Grous	2005	149,859		0	25,201	0	—
Chief Technology Officer	2004	149,615		63,000	28,647	19,200	—
since January 2000	2003	130,000		60,000	26,662	0	—

(1)	Includes lease payments, insurance and maintenance expenses for one automobile and medical insurance premiums.

(2)	Options granted to purchase shares of our Common Stock.

(3)	Includes $100,000 and $150,000 paid to Mey-Al Corporation, an entity owned and controlled by Alan Lipton, in 2004 and 2003, respectively.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      The following table sets forth for each of our named executive officers (i) the aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at December 31, 2005 and (iii) the option values of unexercised in-the-money options at December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options At		In-The-Money Options At
	Acquired	Value	Fiscal Year-End (#)		Fiscal Year-End ($)(1)
	On	Realized
Named Executive Officers	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Alan Lipton	0	N/A	232,134	0	0	0
Jeff Kornblum	0	N/A	61,774	0	0	0
Amerisa Kornblum	0	N/A	26,413	0	0	0
George Grous	0	N/A	20,534	0	0	0

(1)	The market price per share at the close of trading on the Nasdaq National Market on December 30, 2005 was $1.37 per share.
Employment Agreements with Executive Officers
      In July 2004, we entered into employment agreements with Alan Lipton, our Chief Executive Officer and President, Jeff Kornblum, our Chief Operating Officer, Amerisa Kornblum, our Chief Financial Officer and Treasurer, and George Grous, our Chief Technology Officer. The employment agreements with Messrs. Lipton, Kornblum and Grous and Ms. Kornblum are each for initial terms of three years commencing in July 2004 with successive one year extensions unless we or the employee timely provides the required notice of the intent not to renew the agreement. The agreements provide for annual base salaries of $385,000 for Mr. Lipton, $200,000 for Mr. Kornblum, $175,000 for Ms. Kornblum, and $150,000 for Mr. Grous; plus discretionary annual cash bonuses determined by our compensation committee.
      Each of the agreements also prohibits the employee from competing with us with respect to the selling of luxury items, including diamonds and jewelry, primarily via the internet, for the period of his or her employment and for three years thereafter. The agreements also prohibit the employees from soliciting our customers to divert their business away from us or soliciting our employees to leave their employment with us. The agreements prohibit such solicitation by each of the employees for the period of his or her employment and for three years thereafter.
      The agreements provide that if (1) a change of control (as described below) occurs, (2) such change of control results in a decrease in the employee’s compensation, responsibilities or position, such that the employee cannot in good faith continue to fulfill his or her job responsibilities (as determined by the employee in his/her sole discretion during the six month period following the change of control), and (3) the change of control did not occur due to the employee’s intentional bulk sale of his or her shares of our Common Stock, then the employee has the right to terminate his or her employment agreement and receive in one lump sum payment equivalent to the base salary for the fiscal year prior to the change of control and any applicable expense reimbursements. A “change of control” generally means a merger or other change in corporate structure after which the majority of our capital stock is no longer held by the stockholders who held such shares prior to the change of control, a sale of substantially all of our assets to a non-subsidiary purchaser or a reorganization, merger or consolidation in which we or a subsidiary is not the surviving corporation.
Report of the Compensation Committee
      The following is the report of our Compensation Committee with respect to the compensation paid to our executive officers during the fiscal year ended December 31, 2005.
Introduction
      The Compensation Committee of the Board of Directors establishes Odimo’s general compensation policies, approves and evaluates the compensation plans and specific compensation levels for executive officers and directors and administers its stock incentive plan. Odimo’s executive compensation philosophy is to attract and retain executive officers capable of leading Odimo to fulfillment of its business objectives by offering competitive compensation opportunities that reward individual contributions as well as corporate performance.
Compensation Programs
      Base Salary. The Committee approves and evaluates base salaries for executive officers, and reviews such salaries when it deems appropriate. In general, the salaries of executive officers are based upon the Compensation Committee’s goal of ensuring that our executive compensation programs are competitive with those companies in our industry and of a similar size to Odimo.
      Bonuses. The Committee approves and evaluates bonuses for executive officers. Each executive officer is evaluated individually to determine a bonus for the fiscal year based on performance criteria, including, among other criteria, progress towards or achievement of business milestones in such executive’s area of responsibility and with respect to our financial and operating performance generally. Bonuses given to executive officers for their performance during fiscal year 2004 were based on the executive’s efforts in connection with the initial public offering.
      Stock Options and Restricted Stock Awards. The Committee believes that stock options and restricted stock awards provide additional incentive to officers to work towards maximizing stockholder value. The Compensation Committee views stock options and restricted stock grants as one of the more important components of Odimo’s long-term, performance-based compensation philosophy. Stock options have typically been provided through initial grants at or near the date of hire and through subsequent periodic grants. Stock options granted to our executive officers and other employees have exercise prices equal to the fair market value at the time of grant. This approach is designed to focus executives on the enhancement of stockholder value over the long term and encourage equity ownership in the Company. Options vest and become exercisable at such time as determined by the Compensation Committee. The initial option grant is designed to be competitive with those of comparable companies for the level of the job that the executive holds and motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Periodic additional stock options within the comparable range for the job may be granted to reflect the executives’ ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company’s financial goals. To date, the Compensation Committee has not granted restricted stock awards as additional compensation to our executive officers but may do so in the future.
Compensation for the Chief Executive Officer
      The compensation of Alan Lipton, Odimo’s Chief Executive Officer and President, in 2005, including base salary and bonus, was determined within the same framework established for all of our executives. The Compensation Committee evaluated overall performance in determining Mr. Lipton’s total compensation.
Compensation Limitations
      The Compensation Committee considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company’s executive officers. Under Section 162(m) of the Internal Revenue Code, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The potential tax implications of Section 162(m) will continue to be evaluated with respect to Odimo’s strategies involving executive compensation.

Respectfully Submitted By:

MEMBERS OF THE COMPENSATION COMMITTEE

Sidney Feltenstein
Stanley Stern
Robert Voss (Chairman)
Dated: April 21, 2006

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of April 21, 2006, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) each executive officer named in the Summary Compensation Table below, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 21, 2006, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.
      Applicable percentage ownership in the following table is based on 7,161,923 shares of common stock outstanding as of April 21, 2006.

PRINCIPAL STOCKHOLDERS

	Shares
Beneficial Owner	Beneficially Owned	Percentage

5% STOCKHOLDERS
Beny Steinmetz(1)	1,657,070	23.09%
c/o Scorpio (BSG) Ltd. 85, Medinat Hayehudin St. P.O. Box 4030, Herzilya Pithach, Israel 46140
Daniel Steinmetz(1)	1,657,070	23.09%
c/o Onyx Advisors, Ltd., P.O. Box 1002,
1211 Geneva 5, Switzerland
Nir Livnat(1)	1,657,070	23.09%
c/o Onyx Advisors, Ltd., P.O. Box 1002
1211 Geneva 5, Switzerland
SB Capital Managers LLC(2)	1,152,892	16.10%
1188 Centre Street, Newton Center, MA 02459
GSI Commerce Solutions, Inc.(3)	824,594	11.51%
935 First Avenue, King of Prussia, PA 19406
Austin W. Marxe(4)	729,356	10.18%
527 Madison Avenue, Suite 2600, New York, NY 10022
David M. Greenhouse(4)	729,356	10.18%
527 Madison Avenue, Suite 2600, New York, NY 10022
Rima Management, LLC(5)	555,164	7.75%
Richard Mashaal
110 East 55th Street, Suite 1600, New York, NY 10022
Bruce Galloway(6)	363,285	5.07%
c/o Galloway Capital Management, LLC
720 Fifth Avenue, New York, NY 10019

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton(7)	354,781	4.80%
14051 NW 14th Street, Sunrise, FL 33323
Jeff Kornblum(8)	81,440	1.12%
14051 NW 14th Street, Sunrise, FL 33323
Amerisa Kornblum(8)	81,440	1.12%
14051 NW 14th Street, Sunrise, FL 33323
George Grous(9)	19,200	*
14051 NW 14th Street, Sunrise, FL 33323
Eric Hippeau (10)	—	—
1188 Centre Street, Newton Center, MA 02459
Sidney Feltenstein (11)	2,498	*
1717 Elm Hill Pike, Suite 1A, Nashville, TN 37210
Lior Levin	—	—
c/o R. Steinmetz & Sons
India Pvt. Ltd. 701 & 702, Tower II, Mumbai K7 400-096
Stanley Stern	4,000	*
c/o Odimo Incorporated
14051 NW 14th Street, Sunrise, FL 33323
Steven Tishman	—	—
c/o Rothchild Inc.
1251 Avenue of the Americas, New York, NY 10020
Robert Voss	—	—
c/o Fox Packaging
2464 East Madrid, Springfield, MO 65804
All directors and executive officers as a group (10 persons)	543,359	7.59%

*	Denotes less than 1%.

(1)	Includes 633,308 shares held by SDG Marketing, Inc., 1,023,762 shares held by Lenorth Holdings, S.A. SDG Marketing, Inc. and Lenorth Holdings, S.A. are part of The Steinmetz Diamond Group, which is owned indirectly by trusts or foundations for the benefit of Beny Steinmetz, Daniel Steinmetz and Nir Livnat. Beny Steinmetz and Daniel Steinmetz are brothers. Nir Livnat is not related to either Beny or Daniel Steinmetz. Each of Beny Steinmetz, Daniel Steinmetz and Nir Livnat may be deemed to have shared voting and dispositive power over these shares.

(2)	Includes 575,067 shares held by SOFTBANK Capital Partners, LP, 565,183 shares held by SOFTBANK Capital LP, and 12,642 shares held by SOFTBANK Capital Advisors Fund, LP (collectively, the “SB Funds”). SOFTBANK Capital Partners LLC is the sole general partner of each of the SB Funds, and, pursuant to the Limited Liability Company Agreement of SOFTBANK Capital Partners LLC, all investment decisions on behalf of SOFTBANK Capital Partners LLC must be approved by SB Capital Managers LLC; accordingly, securities owned by the SB Funds may be regarded as being beneficially owned by SOFTBANK Capital Partners LLC and SB Capital Managers LLC. Each of SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Advisors Fund LP, SOFTBANK Capital Partners LLC and SB Capital Managers LLC disclaims beneficial ownership of securities owned by any other person or entity except to the extent of its respective pecuniary interest, if any, therein.

(3)	GSI Commerce Solutions, Inc. is a wholly-owned subsidiary of GSI Commerce, Inc.

(4)	Messrs. Marxe and Greenhouse have shared voting and investment power over 162,742 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 46,246 shares of Common Stock owned by Special Situations Fund III, L.P. and 520,368 shares of Common Stock owned by Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and Special Situations Fund III QP, L.P.

(5)	Rima Management, LLC and Richard Mashaal have shared voting and dispositive power over these shares.

(6)	Reflects 127,807 shares owned by Mr. Galloway, 25,000 shares owned by Mr. Galloway’s spouse, 14,000 shares held by Mr. Galloway’s children for which Mr. Galloway has the power to vote and dispose the shares and 196,478 shares held by Strategic Turnaround Equity Partners, L.P. (“STEP”). Mr. Galloway is a managing member and the majority equity holder of Galloway Capital Management, LLC, the general partner of STEP. Mr. Galloway disclaims beneficial ownership of the shares directly beneficially owned by STEP except for the indirect interests by virtue of Mr. Galloway being a member of Galloway Capital Management, LLC and a limited partner of STEP.

(7)	Includes 230,134 shares of common stock issuable upon the exercise of currently exercisable options and 13,333 shares owned by a trust, the beneficiary of which is Lily Lipton, Mr. Lipton’s minor daughter (the “Lily Trust”).

(8)	Represents 58,400 shares of common stock issuable upon the exercise of currently exercisable options held by Jeff Kornblum and 23,040 shares of common stock issuable upon the exercise of currently exercisable options held by Amerisa Kornblum, Mr. Kornblum’s wife. Each disclaims beneficial ownership of the shares owned by the other.

(9)	Represents 19,200 shares of common stock issuable upon the exercise of currently exercisable options. Mr. Grous is the brother of Ms. Kornblum, our Chief Financial Officer and Treasurer. Mr. Grous disclaims beneficial ownership over any shares beneficially owned by Ms. Kornblum.

(10)	Mr. Hippeau is a member of SB Capital Managers LLC but does not have voting or investment authority over the shares held by the SOFTBANK entities and, therefore, Mr. Hippeau disclaims beneficial ownership of the shares held by the SOFTBANK entities except to the extent of his pecuniary interest arising therein.

(11)	Does not include 13,333 shares held by the Lily Trust. Mr. Feltenstein is one of several trustees of the Lily Trust.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com under the section entitled Investor Relations — SEC Filings. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2005.
Changes In Control
      We are not aware of any arrangement that might result in a change of control in the future.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Steinmetz Diamond Group
      The Steinmetz Diamond Group consists of several companies including Lenorth Holdings, S.A. and SDG Marketing, Inc. Beny Steinmetz (a former member of our board of directors), Daniel Steinmetz and Nir Livnat are the beneficiaries of trusts and foundations that own Lenorth Holdings, S.A. and SDG Marketing, which together own over 23% of our outstanding shares of common stock.
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
      We currently acquire our fine jewelry directly from manufacturers on a worldwide basis. We identify manufacturers with high value products by capitalizing on our management’s extensive experience in jewelry retailing. In 2005, we purchased approximately $1.9 million of jewelry from entities comprising The Steinmetz Diamond Group, including R. Steinmetz & Sons. Lior Levin, a member of our Board of Directors, is a director of R. Steinmetz & Sons. These jewelry purchases from Steinmetz represented approximately 38% of the aggregate dollar value of all of our 2005 jewelry purchases. As of April 21, 2006, we owed approximately $970,000 to The Steinmetz Diamond Group for diamond and jewelry purchases, including purchases made from R. Steinmetz & Sons.
      Stanley Stern, a member of our Board of Directors from May 1999 through May 2004 and who became a member of our Board in February 2005 at the closing of our initial public offering, continues to be head of investment banking at Oppenheimer & Co., an underwriter of our initial public offering. In January 2006, we engaged Oppenheimer & Co. to provide advice to us in connection with our review of strategic alternatives.
Payment for Use of Jet Aircraft
      During 2005, we reimbursed Mey-Al Corporation, an entity owned and controlled by Alan Lipton, our Chief Executive Officer and President, for the use of an aircraft by our executive employees for business-related purposes. During 2005, we paid Mey-Al Corporation an aggregate amount of approximately $84,000 for the use of the aircraft. All amounts reimbursed were based on actual variable costs such as hourly fees for use of aircraft and fuel costs incurred by Mey-Al Corporation in connection with our usage of its aircraft. We do not reimburse Mey-Al Corporation for any fixed expenses such as management fees or aircraft maintenance fees.
Participation in our Initial Public Offering
      SDG Marketing, Inc., a company which is part of The Steinmetz Diamond Group and affiliated with Beny Steinmetz and affiliates of Softbank Capital Partners LLC, purchased an aggregate of 600,000 shares of our Common Stock in our initial public offering which closed in February 2005.
General
      We believe that all of the transactions set forth above that were consummated with parties that may be deemed to be affiliated with us were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
      The following table sets forth fees billed to us by Rachlin Cohen & Holtz LLP for services provided during the period from September 2, 2005 until December 31, 2005:

2005

Audit and Audit Related Fees	$168,600
Tax Fees	0
All Other Fees	0

Total	$168,600

      The following table sets forth fees billed to us by Deloitte & Touche LLP for audit and audit related services provided during the fiscal year ended December 31, 2004 and for the period from January 1, 2005 until September 1, 2005. Audit related services consisted of accounting assistance related to our filing of a registration statement on Form S-1 and our initial public offering generally, which initial public offering closed in February 2005.

	2005	2004

Audit and Audit Related Fees	$58,390	$769,520
Tax Fees	0	0
All Other Fees	0	0

Total	$58,390	$769,520

      Audit Fees. Consists of fees billed for professional services rendered for the audit of Odimo’s consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by its independent registered accounting firms in connection with statutory and regulatory filings or engagements.
      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Odimo’s financial statements and are not reported under “Audit Fees.” These services include audits of financial statements of employee benefit plans, accounting consultations related to acquisitions, attest services that are not required by statute or regulation and consultations regarding financial accounting and reporting standards.
      Tax Fees. Odimo did not incur any additional fees under this category.
      All Other Fees. Odimo did not incur any additional fees under this category.
Audit Committee Pre-Approval Policies And Procedures
      The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2005, all services were pre-approved by the Audit Committee in accordance with this policy.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      In addition to the Exhibits listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the following Exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED

Dated: April 26, 2006	/s/ Alan Lipton Alan Lipton, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: April 26, 2006	/s/ Alan Lipton Alan Lipton, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: April 26, 2006	/s/ Amerisa Kornblum Amerisa Kornblum, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 26, 2006	/s/ Sidney Feltenstein Sidney Feltenstein, Director

Dated: April 26, 2006	/s/ Eric Hippeau Eric Hippeau, Director

Dated: April 26, 2006	/s/ Lior Levin Lior Levin, Director

Dated: April 26, 2006	/s/ Stanley Stern Stanley Stern, Director

Dated: April 26, 2006	/s/ Steven Tishman Steven Tishman, Director

Dated: April 26, 2006	/s/ Robert Voss Robert Voss, Director