Form 10-Q
period 2006-03-31
Odimo INC
filed 2006-05-15
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission file number 000-51161
Odimo Incorporated
(Exact name of registrant as specified in its charter)

Delaware	22-3607813

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14051 N.W. 14th Street, Sunrise, Florida	33323

(Address of principal executive offices)	(Zip Code)
(954) 835-2233
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
As of May 12, 2006, the registrant had 7,161,923 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements
ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$570	$3,831
Deposits with credit card processing company	758	755
Accounts receivable	333	308
Inventories	5,599	10,244
Prepaid expenses and other current assets	1,286	657

Total current assets	8,546	15,795
PROPERTY AND EQUIPMENT — net	6,984	6,927
INTANGIBLE AND OTHER ASSETS — net	1,354	2,008

TOTAL	$16,884	$24,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,862	$7,883
Accounts payable to related parties	—	3,329
Accrued liabilities	498	2,170
Bank credit facility	1,000	—

Total liabilities	9,360	13,382

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,162 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(96,188)	(92,364)

Total stockholders’ equity	7,524	11,348

TOTAL	$16,884	$24,730

See notes to the condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
NET SALES	$10,387	$12,784
COST OF SALES	8,164	9,532

Gross profit	2,223	3,252

OPERATING EXPENSES:
Fulfillment	758	888
Marketing	1,541	1,718
General and administrative	2,859	2,467
Depreciation and amortization	879	852

Total operating expenses	6,037	5,925

LOSS FROM OPERATIONS	(3,814)	(2,673)
INTEREST EXPENSE, Net	(10)	(76)

NET LOSS	(3,824)	(2,749)
DIVIDENDS TO PREFERRED STOCKHOLDERS	( -)	(832)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,824)	$(3,581)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.53)	$(0.97)

Weighted average number of shares:
Basic and diluted	7,162	3,677

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,824)	$(2,749)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation and amortization	879	852
Amortization of supply agreement	206	36
Changes in operating assets and liabilities:
(Increase) Decrease in operating assets:
Deposits with credit card processing company	(4)	(93)
Accounts receivable	(25)	27
Inventories	1,317	1,351
Deposits with vendors	—	(541)
Prepaid expenses and other current assets	(631)	(481)
Other assets	—	2,565

Increase (Decrease) in operating liabilities:
Accounts payable	(20)	(2,931)
Accounts payable to related parties	—	(3,730)
Accrued liabilities	(1,673)	(2,019)

Net cash used in provided by operating activities	(3,775)	(7,713)

INVESTING ACTIVITIES —

Purchase of property and equipment	(486)	(732)

FINANCING ACTIVITIES:
Net(repayments of) borrowings under bank credit facility	1,000	(9,282)
Proceeds from exercise of warrants	—	1,349
Proceeds from issuance of common stock, net of expenses	—	22,342

Net cash provided by used in financing activities	1,000	14,409

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,261)	5,964
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,831	1,663

CASH AND CASH EQUIVALENTS, END OF PERIOD	$570	$7,627

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Interest paid	$10	$76

See notes to condensed consolidated financial statements

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — Odimo Incorporated and subsidiaries (the “Company”) is an online retailer of brand name watches, luxury goods, high quality diamonds and fine jewelry. The Company was incorporated in January 1998 and is based in Sunrise, Florida. The Company currently operates three web sites, www.diamond.com, www.ashford.com, and www.worldofwatches.com. (See Note 9 - Subsequent Events).
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005 and the cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.
The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Deposits with Credit Card Processing Company — Deposits with credit card processing company consists of cash pledged as collateral to a credit card processing company.
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
2. GOING CONCERN CONSIDERATIONS
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring losses from operations during the year ended December 31, 2005 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing to meet its operational goals and to pursue its long term strategy.
With the sale of the diamond.com assets to Ice (see Note 9.-Subsequent Events) and our exiting the jewelry and diamond business, we are in the process of implementing a strategy to significantly reduce our personnel, online marketing and other general and administrative expenses while we restructure our operations to become more efficient and focused on the sale of brand name watches and luxury goods. Immediately after the closing of the transaction with Ice, we significantly reduced our workforce and are considering further reductions.

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
3. INVENTORIES
Inventories consist of the following (in thousands) as of:

	March 31,	December 31,
	2006	2005
Diamonds	$75	$4,148
Fine jewelry	2,190	2,422
Watches	2,493	2,592
Luxury goods	841	1,082

Total inventories	$5,599	$10,244

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	March 31,	December 31,
	(in Years)	2005	2005
Computers, software and equipment	3	$13,817	$12,846
Leasehold improvements	4	1,043	1,196
Furniture and fixtures	5	596	596
Automobiles	4	43	43

		15,499	14,681
Less: accumulated depreciation		(8515)	(8,516)

		6,984	6,165
Software development in process		—	762

Property and equipment — net		$6,984	$6,927

Depreciation expense amounted to approximately $429,000 and $403,000 for the quarter ended March 31, 2006 and March 31, 2005, respectively.
Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use. The Company had no unamortized internally developed computer software (other than the software development in process reflected above) and website development costs at March 31, 2006 and December 31, 2005, respectively.
5. BANK CREDIT FACILITY
In July 2004, the Company entered into a secured credit facility with a financial institution. Under the secured credit facility, the Company was able to borrow up to either $7.0 million or $12.0 million depending on the time of the year and subject to the Company’s inventory levels. Outstanding advances were to be charged interest at the greater of the lender’s prime rate plus 0.5% or 4% (8.25% at March 31, 2006). The secured credit facility was to mature in August 2006 and was secured by a first lien on the

Company’s assets. In November 2004, the availability under the secured credit facility was increased to $15 million through December 31, 2004. One of the Company’s stockholders had guaranteed the Company’s repayment obligation under the secured credit facility. The Company also repaid the outstanding stockholder notes described in Note 9 with the proceeds from the credit facility. On January 7, 2005, the credit facility was amended further and allowed the Company to borrow up to either $10.0 million or $12.0 million depending on the time of year and subject to the Company’s inventory levels.
The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. The Company’s borrowing capacity decreased to either $5.0 million or $8.0 million depending on the time of year and subject to the Company’s inventory levels. There were no amounts outstanding as of December 31, 2005.
Contemporaneous with the closing of the sale of assets to Ice (see Note 9 — Subsequent Events), our credit facility with this financial institution was paid in full and terminated on May 11, 2006. The Company is currently in discussions with this financial institution regarding a new credit facility.
6. STOCK OPTION PLAN
The Company historically accounted for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for stock options granted to employees (including members of the board of directors), if any, was measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants was deferred and amortized to expense over the vesting period of the related options.
Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the three months ended March 31, 2006 nor were any options exercised during the quarter. As a result, there was no impact upon adoption of SFAS 123R on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2006.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for three months ended March 31, 2006:

	March 31, 2006
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	404	$9.90
Granted	—	—
Exercised	—	—
Canceled	(8)	12.65

Outstanding at March 31, 2006	396	$9.48

Options exercisable at March 31, 2006	396	$9.48

The weighted average remaining contractual terms of stock options outstanding and exercisable at March 31, 2006 was 6 years.

7. RELATED PARTY TRANSACTIONS
Stock Purchase and Supply Agreement – Due to the decreasing percentage of the Company’s diamond sales being derived from diamonds supplied by SDG, and the comparably greater risks of holding and carrying inventory, during the first quarter of 2006, the Company commenced discussions to wind down the supply agreement with SDG Marketing with the objective of reducing the risks and carrying costs of holding inventory. In March 2006, the Company entered into a Termination Agreement with SDG Marketing, Inc. whereby the Supply Agreement was terminated. As part of the termination of the Supply Agreement, in March 2006 the Company returned approximately $4.0 million of diamond inventory against a related party payable to SDG Marketing and approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable. In connection with the termination of the supply agreement with SDG, the remaining balance of the intangible asset of $206,000 was amortized to cost of goods sold during the quarter ended March 31, 2006.
8. LEGAL PROCEEDINGS
The Company is currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against it. In January 2006, the Company was served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, the Company’s former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, the Company’s Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering. The complaint generally alleges that the Company and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the Company’s initial public offering regarding the impact to the Company’s operations of advertising expenses. The Company believes that the lawsuit is without merit and intends to vigorously defend against the lawsuits. The Company is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
9. SUBSEQUENT EVENTS
Non-Compliance Notification from NASDAQ – On May 2, 2006 the Company received notification from The Nasdaq Stock Market indicating that for the prior 30 consecutive trading days, the Company’s common stock has not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450 (a)(2) (the “Rule”). For purposes of the Rule, Nasdaq defines publicly held shares as total shares outstanding, less any shares held by officers, directors, or beneficial owners of 10% or more of the outstanding shares. In accordance with Marketplace Rule 4450 (e)(1), the Company was provided 90 calendar days,, until July 31, 2006, to regain compliance by having its publicly held shares maintain a market value of $5,000,000 or greater for a minimum of 10 consecutive trading days.
Sale of Diamond.com URL and Certain Assets – On May 11, 2006 the Company sold to Ice.com, (“Ice”): (i) certain specified assets, including all of its rights to the domain name www.diamond.com, and related trademarks, copyrights, product images and other intangibles in exchange for $7.5 million; and (ii) its remaining diamond and jewelry inventory and corporate packaging for an additional $2.0 million, which represented its cost for the inventory and packaging, pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith.
Under the terms of the Asset Purchase Agreement with Ice, the Company received $9.0 million at the closing and Ice delivered $500,000 to an escrow agent to be held for six months as security for the Company’s indemnification and other obligations under the Purchase Agreement and related agreements. As a result of the sale, the Company became prohibited from engaging in the online retail sale of jewelry and diamonds. The Company continues to be an online retailer of brand name watches and luxury goods through two websites, www.ashford.com and www.worldofwatches.com.
The pro-forma effect of this subsequent event on the Company’s financial position assuming that it had occurred as of March 31, 2006 is as follows:
Condensed Balance Sheet as of March 31, 2006 (1)

		Subsequent
	Historical	Event	Pro-Forma
CURRENT ASSETS:
Cash and cash equivalents	$1,328	$9,463	$10,791

Inventories	5,599	(1,963)	3,636
Other current assets	1,619		1,619

Total current assets	8,546	7,500	16,046
PROPERTY AND EQUIPMENT — net	6,984		6,984
INTANGIBLE AND OTHER ASSETS — net	1,354		1,354

TOTAL	$16,884	$7,500	$24,384

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,360	750	$9,110
Bank credit facility	1,000	(1,000)	—

Total liabilities	9,360	(250)	9,110

Total stockholders’ equity	7,524	7,750	15,274

TOTAL	$16,884	$7,500	$24,384

(1)	The above pro-forma presentation includes costs associated with this transaction, currently estimated to be $750,000, but does not include any restructuring charges that may be determined to be recorded as a result of the transaction, including severance costs and other related payroll costs and impairment expenses related to the computer equipment and software used in the jewelry and diamond business, which cannot be reasonably estimated at this time.

In connection with the sale of the assets to Ice, the Company entered into a Transition Services Agreement which provides that for a period of up to 60 days, the Company shall provide to Ice certain services relating to the maintenance and operation of the diamond.com website, including technology support and fulfillment services. Copies of the Asset Purchase Agreement and the Transition Services Agreement were filed as Exhibits 10.1 and 10.2 to the Form 8-K we filed with the Securities and Exchange Commission on May 12, 2006.
Contemporaneous with the closing of the sale of the assets to Ice, Alan Lipton and the Company entered into a Separation Agreement whereby, effective immediately, Mr. Lipton resigned as the Company’s Chief Executive Officer. Mr. Lipton remains as Chairman of the Board of Directors of the Company. Under the Separation Agreement, Mr. Lipton received his salary through the effective date of his resignation and the Company agreed to pay up to $18,000 over a one year period for Mr. Lipton’s and his dependents’ health insurance premiums. In connection with his resignation as an officer of the Company, all of Mr. Lipton’s stock options granted to him by the Company have been cancelled. The Company appointed Jeff Kornblum, the Company’s Chief Operating Officer as Chief Executive Officer and President of the Company. A copy of the Separation Agreement between the Company and Mr. Lipton and the Amendment No. 1 to Employment Contract between the Company and Mr. Kornblum were filed as Exhibit 10.3 and 10.4 to the Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
Contemporaneous with the closing of the sale of assets to Ice, the Company’s credit facility was paid in full and terminated. The Company is currently in discussions regarding a new credit facility.

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
Recent Events
     On May 11, 2006 we sold to Ice.com, (“Ice”): (i) certain specified assets, including all of our rights to the domain name www.diamond.com, and related trademarks, copyrights, product images and other intangibles in exchange for $7.5 million; and (ii) our remaining diamond and jewelry inventory and corporate packaging for an additional $2.0 million, which represented our cost for the inventory and packaging, pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith (the “Assets”).
     Under the terms of the Asset Purchase Agreement with Ice, we received $9.0 million at the closing and Ice delivered $500,000 to an escrow agent to be held for six months as security for the Company’s indemnification and other obligations under the Purchase Agreement and related agreements. As a result of the sale, we are prohibited from engaging in the online retail sale of jewelry and diamonds for five years. We continue to be an online retailer of brand name watches and luxury goods through two websites, www.ashford.com and www.worldofwatches.com.
     In connection with the sale of the assets to Ice (the “Assets”) ,we entered into a Transition Services Agreement which provides that for a period of up to 60 days, we shall provide to Ice certain services relating to the maintenance and operation of the diamond.com website, including technology support and fulfillment services. Copies of the Asset Purchase Agreement and the Transition Services Agreement were filed as Exhibits 10.1 and 10.2 to the Form 8-K we filed with the Securities and Exchange Commission on May 12, 2006.
     Contemporaneous with the closing of the sale of the Assets to Ice, Alan Lipton and the Company entered into a Separation Agreement whereby, effective immediately, Mr. Lipton resigned as our Chief Executive Officer. Mr. Lipton remains as the Chairman of the Board of Directors of the Company. Under the Separation Agreement, Mr. Lipton received his salary through the effective date of his resignation and the Company agreed to pay up to $18,000 over a one year period for Mr. Lipton’s and his dependents’ health insurance premiums. In connection with his resignation as an officer of the Company, all of Mr. Lipton’s stock options granted to him by the Company have been cancelled. We appointed Jeff Kornblum, our Chief Operating Officer as Chief Executive Officer and President of the Company. A copy of the Separation Agreement between the Company and Mr. Lipton and the Amendment No.1 to Employment Contract between the Company and Mr. Kornblum were filed as Exhibit 10.3 and 10.4 to the Form 8-K we filed with the Securities and Exchange Commission on May 12, 2006.

     Contemporaneous with the closing of the sale of the Assets, our credit facility with Silicon Valley Bank having an outstanding balance of $2.0 million was paid in full and terminated. We are currently in discussions with Silicon Valley Bank regarding a new credit facility.
Overview
     As of May 12, 2006, we are on an online retailer of current season brand name watches and luxury goods such as handbags, sunglasses, fragrances, writing instruments, home accents and fashion accessories. We operate two websites, www.ashford.com and www. worldofwatches.com. Substantially all of our brand name watches and other luxury goods are offered at prices below suggested retail prices. We acquire most of these brand name watches and luxury goods products through the parallel market (products obtained from sources other than brand owners or their authorized distributors). As discussed in “Risk Factors”, our purchases in the parallel market may subject us to challenges from brand owners which might impact our supply of brand name watches and luxury goods.
     Prior to May 12, 2006, including the quarter ended March 31, 2006, in addition to being an online retailer of brand name watches and luxury goods we were an online retailer of diamonds and jewelry and operated a third website, www.diamond.com. All information contained in this report reflects our operations as an online retailer of brand name watches, luxury goods and diamonds and jewelry on www.diamond.com; www.ashford.com; and www. worldofwatches.com.
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
     With the sale of the Assets to Ice and our exiting the jewelry and diamond business, we are in the process of implementing a strategy to significantly reduce our personnel, online advertising and other general and administrative expenses while we restructure our operations to become more efficient and focused on the sale of brand name watches and luxury goods. Immediately after the closing of the transaction with Ice, we significantly reduced our workforce and are considering further reductions. We believe that over time, our online advertising costs as a percentage of net sales will be decreased because (in the product categories of branded watches and branded luxury goods as opposed to diamonds and jewelry), we can benefit from the off-line advertising support provided by the brands we offer.
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

	Quarter Ended March 31,
Measure	2006	2005
Number of orders	29,624	36,081

Average order value	$385	$396
Product Mix:
Watches	36.6%	33.9%
Diamonds	32.6%	34.3%
Jewelry	23.3%	19.0%
Luxury goods	7.5%	12.8%

Total	100.0%	100.0%

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
Results of Operations
     The following table sets forth information for the quarters ended March 31, 2006 and 2005 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest expense, and net losses both in dollars and as a percentage of net sales:

	Quarter Ended March 31,
	(in thousands, except percentage data)
	2006	% of Net Sales	2005	% of Net Sales
Net sales	$10,387	100.0%	$12,784	100.0%
Cost of sales	8,164	78.6	9,532	74.6

Gross profit	2,223	21.4	3,252	25.4

Operating expenses:
Fulfillment	758	7.3	888	6.9
Marketing	1,541	14.8	1,718	13.4
General and administrative	2,859	27.5	2,467	19.3
Depreciation and amortization	879	8.5	852	6.7

Total operating expenses	6,037	58.1	5,925	46.3

Loss from operations	(3,814)	(36.7)	(2,673)	(20.9)
Interest expense, net	(10)	(0.1)	(76)	(0.6)

Net loss	$(3,824)	(36.8)%	$(2,749)	(21.5)%

     Comparison of Quarter Ended March 31, 2006 to Quarter Ended March 31, 2005
     Net Sales. Net sales for the quarter ended March 31, 2006 decreased 22.9 % to $10.4 million from $12.8 million for the quarter ended March 31, 2005. Approximately $1.2 million of this decrease resulted from a decrease in sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com, a decrease of $1.0 million in sales of luxury goods and a decrease of $600,000 in sales of watches.
     Number of orders for the quarter ended March 31, 2006, decreased 17.9% to 29,624 from 36,081 for the quarter ended March 31, 2005. This decrease was a result of a decrease in new customers as well as decreased sales to existing customers. In the aggregate, across our three websites, we experienced a 24.2 % decrease in visitors to our websites during the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. For the quarter ended March 31, 2006, our average order value decreased 2.9 % to $385 from $396 for the quarter ended March 31, 2005. This decrease in average order value is due to a shift in our product mix with a 2.7% increase in watches and 4.3% increase in jewelry offset by a 1.7% decrease in diamonds and a 5.3% decrease in the sale of luxury goods We believe much of the decrease in sales and number of orders of luxury goods during the quarter ended March 31, 2006 was caused by our inability to purchase fresh inventory because of working capital constraints.
     Gross Profit. Gross profit for the quarter ended March 31, 2006 decreased 31.7 % to $2.2 million from $3.3 million for the quarter ended March 31, 2005 due to decreased sales volume. Our gross profit as a percentage of net sales or gross margin decreased to 21.4 % for the quarter ended March 31, 2006 compared to 25.4% for the quarter ended March 31, 2005. The decrease in gross margin for the quarter ended March 31, 2006 was primarily the result of the sale of luxury goods substantially discounted through promotions and offers on www.ashford.com and a one-time non-cash charge of $206,000 associated with the termination of our diamond supply agreement with SDG in March 2006. For the quarters ended March 31, 2006 and March 31, 2005, our gross margins for watches were 25.6% and 25.4%, respectively. For the quarters ended March 31, 2006 and March 31, 2005, our gross margins for luxury goods were 12.6 % and 28.2%, respectively. The dramatic decrease in gross margin for luxury goods during the quarter ended March 31, 2006 was caused by (i) our inability to acquire fresh inventory due to working capital constraints; and (ii) our sales, at substantially discounted prices, of handbags and accessories remaining from the 2005 holiday season. Exclusive of handbags and accessories, the gross margin for luxury goods for the quarters ended March 31, 2006 and March 31, 2005 were 29.8% and 30.1%, respectively. The gross margins for handbags and accessories for the quarters ended March 31, 2006 and March 31, 2005 were (20.7%) and 27.3%, respectively.
     Fulfillment. Fulfillment expenses for the quarter ended March 31, 2006 decreased 14.6 % to $758,000 from $888,000 for the quarter ended March 31, 2005. This was primarily due to a 17.9% decrease in orders and resulting decreases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the quarter ended March 31, 2006 increased to 7.3 % compared to 6.9% for the quarter ended March 31, 2005. The increase was primarily driven by higher shipping and related costs per order, including costs associated with expedited shipping services.
     Marketing. The majority of our marketing budget is used to purchase selected keywords on search engines. We also attract customers by participating in affiliate programs and shopping comparison websites. Marketing expenses for the quarter ended March 31, 2006 decreased 10.3% to $1.5 million from $1.7 million for the quarter ended March 31, 2005. As a percentage of net sales, marketing expenses for the quarter ended March 31, 2006 increased to 14.8 % compared to 13.4% for the quarter ended March 31, 2005.
     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2006 increased 15.9 % to $2.9 million from $2.5 million for the quarter ended March 31, 2005. As a percentage of net sales, general and administrative expenses for the quarter ended March 31, 2006 increased to 27.5 % compared to 19.3% for the quarter ended March 31, 2005. The increase in general and administrative expenses includes an increase of $32,000 in directors and officers insurance premiums, $192,000 of legal and professional fees and $135,000 of rent and related moving expenses associated with our move of our corporate offices to one location. We anticipate that our general and administrative expenses will decrease as a result of our exiting the jewelry and diamond business.
     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2006 increased 3.1 % to $878,000 from $852,000 for the quarter ended March 31, 2005. This increase is attributable to the addition of computer equipment and software development costs placed in service during 2005 and are currently being depreciated with no corresponding depreciation expense during the quarter ended March 31, 2005.

     Interest Expense, Net. Interest expense, net, for the quarter ended March 31, 2006 decreased 87.1.2% to $10,000 from $76,000 for the quarter ended March 31, 2005. This decrease is attributable to a decrease in borrowed capital during the first quarter ended March 31, 2006.
     Net Loss. Net loss for the quarter ended March 31, 2006 was $3.8 million as compared to $2.7 million for the quarter ended March 31, 2005. The increase was primarily attributable to a decrease in gross profit, an increase in online marketing costs and increased general and administrative expenses for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.
Liquidity and Capital Resources
     During the first quarter ended March 31, 2006, we funded our operations primarily with cash generated from operations and borrowings under our bank credit facility.
     Discussion of Cash Flows
     Net cash used in operating activities for the quarter ended March 31, 2006 was $3.8 million compared to $7.7 million for the quarter ended March 31, 2005. Included in the net cash used in operating activities for the quarter ended March 31, 2006 is a $4.6 million decrease in inventories related to the return of diamonds to SDG as part of the termination agreement offset by a $5.0 million decrease in accounts payable and accrued liabilities.
     Net cash provided by financing activities for the quarter ended March 31, 2006 was $1.0 million consisting of net borrowings under our bank credit facility. Net cash provided by financing activities was $14.4 million for the quarter ended March 31, 2005 and consisted of $22.4 million in proceeds from our public offering and $1.3 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million.
     Net cash used in investing activities in the quarter ended March 31, 2006 was $486,000 compared to $732,000 in the quarter ended March 31, 2005. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development.
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
     Liquidity Sources
     Our current sources of short-term liquidity consist of cash and cash equivalents and cash generated from operations. During the first three months of 2006, we had a secured revolving credit facility. On May 12, 2006, the credit facility was paid in full and terminated contemporaneous with the closing of the sale of the Assets to Ice. As of the termination date of the credit facility, we had approximately $2.0 million of indebtedness outstanding.
     As of March 31, 2006, we had $570,000 of cash and cash equivalents (and $758,000 of restricted cash pledged as collateral to a credit card processing company) compared to $7.6 million of cash and cash equivalents (and $906,000 of restricted cash pledged as collateral to a credit card processing company) as of March 31, 2005. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
     We completed an initial public offering of 3,125,000 shares of common stock at $9.00 per share on February 18, 2005, which generated net proceeds of approximately $22.4 million (after underwriter’s discounts of approximately $1.9 million and offering expenses of approximately $3.8 million). At the closing of the initial public offering, holders of warrants to purchase preferred stock holders of warrants to purchase 147,000 and 107,000 shares of Series C and Series D Preferred Stock respectively exercised in full their warrants for an aggregate purchase price of $1.3 million.
     We have incurred significant losses since inception and have not generated and do not anticipate generating positive net cash flows from operations through at least 2006. In order to achieve our longer-term growth and operational goals, we will require additional financing. We are currently exploring financing alternatives, which may not be available on acceptable terms, or at all. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.
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
     Contractual Obligations
     Future payments due under contractual obligations as of March 31, 2006 are listed below:

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years
	(In thousands)
Bank Credit Facility	1,000	1,000	—	—
Operating lease obligations	1,154	182	486	486

Total	2,154	1,182	486	486

Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.

Outstanding Stock Options
     As of March 31, 2006, we had outstanding vested options to purchase approximately 397,732 shares of common stock, at a weighted average exercise price of $9.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
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

Goodwill and Other Long-Lived Assets
     Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires significant judgment to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. For 2005, we have determined that we have one reporting unit. For the year ended December 31, 2005, we recorded an impairment charge of $9.8 million related to the impairment of goodwill.
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
Stock-Based Compensation
     The Company historically accounted for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for stock options granted to employees (including members of the board of directors), if any, was measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants was deferred and amortized to expense over the vesting period of the related options.
     Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the three months ended March 31, 2006 nor were any options exercised during the quarter. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2006.
Recently Issued Accounting Standards
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The statement also requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.
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
     We have incurred operating losses since our inception in 1998 and anticipate incurring operating losses at least through 2006. As of March 31, 2006, our accumulated deficit was $96.2 million, including a net loss of approximately $3.8 million for the quarter ended March 31, 2006. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur approximately $2 million of costs and capital expenditures related to:
•	marketing, advertising and other promotional activities; and

•	the continued development of our websites and our computer network.
     We currently need additional capital to execute our business strategy and achieve our longer-term growth and operational goals. Financing may not be available on acceptable terms, or at all. Additional financing, if available, may be dilutive to the holders of our common stock and involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.
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
     Approximately 32.2% and 38.9% of our net sales (66.7% and74.6% of our net sales excluding diamonds and fine jewelry) during the first quarter ended March 31, 2006 and 2005, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.
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
     Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $161,000 and $206,000 during the quarters ended March 31, 2006 and 2005, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $678,000 and $888,000 during the quarters ended March 31, 2006 and 2005, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $893,000 and $1.2 million of net sales from decoded watches during the quarters ended March 31, 2006 and 2005, respectively, which represented approximately 24% and 28% of our net sales of watches and approximately 8.6% and 9.5% of our total net sales during the quarters ended March 31, 2006 and 2005, respectively.
     In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $662,000 and $856,000 during the quarters ended March 31, 2006 and 2005, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
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
     The retail industry is intensely competitive, and we expect competition in the sale of brand name watches and luxury goods, diamonds and fine jewelry to increase in the future. Increased competition may result in decreased net sales, lower margins, loss of market share or increased marketing expenditures, any of which could substantially harm our business, financial condition and results of operations. Our competitors include:
•	independent and chain stores and online retailers that sell watches or other luxury products;

•	department stores;

•	boutiques and websites operated by brand owners;

•	mass retailers and warehouse clubs that sell watches or other luxury products;

•	catalog and television shopping retailers; and

•	online auction houses and closeout retailers.
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
     Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the quarters ended March 31, 2006 and 2005, we spent $1.5 million and $1.7 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.
If online advertising rates continue to rise, we may purchase less advertising and our sales could decrease.
     Approximately 90% of our marketing expenses are for online advertising. Over the last 12 months, online advertising rates, including banner advertisements and selected key words on search engines, have significantly increased and our business has been adversely affected. Online advertising costs accounted for 14.8% and 13.4% of our net sales for the first quarters ended March 31, 2006 and 2005, respectively. If the costs of online advertising continue to rise, our ability to purchase online advertising may be limited, which in turn could have an adverse effect on our sales.
Because we carry almost all of our brand name watches and luxury goods in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.
     We held approximately $5.5 million and $8.0 million of brand name watches, fine jewelry and luxury goods in inventory as of March 31, 2006 and 2005, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory (other than diamonds). As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. We are particularly exposed to this risk in the first quarter of each year because we derive a disproportionately large amount of our annual net sales in the fourth quarter, and maintain significantly increased inventory levels for the holiday selling season.
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
     As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In 2005, these expenses were approximately $1.5 million. We expect these expenses to be between $500,000 and $1.0 million annually. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and Nasdaq National Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.
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
Consumers may prefer to purchase brand name watches and luxury good, from traditional retailers, which would adversely affect our sales.
     The online market for brand name watches and luxury goods is significantly less developed than the online market for books, music, toys and other consumer products. Our success will depend in part on our ability to attract consumers who have historically purchased brand name watches and luxury goods, through traditional retailers. We may have difficulty attracting additional consumers to purchase products on our websites for a variety of reasons, including:
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
We received a non-compliance notification from Nasdaq and although our common stock has been listed for public trading for a short time and an active trading market may not be sustained and we may be delisted from Nasdaq.
     Although we are currently listed for trading on the Nasdaq National Market, our stock has been thinly traded and an active trading market for our common stock may never be sustained. An inactive market may impair your ability to sell shares at the time you wish to sell them or at a price that you consider reasonable. On May 2, 2006, we received a non-compliance notice from Nasdaq indicating that for the prior 30 consecutive trading days, our common stock has not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”). For purposes of the Rule, Nasdaq defines publicly held shares as total shares outstanding, less any shares held by officers, directors, or beneficial owners of 10% or more of the outstanding shares. In accordance with Marketplace Rule 4450(e)(1), we were provided 90 calendar days, until July 31, 2006, to regain compliance by having our publicly held shares maintain a market value of $5,000,000 or greater for a minimum of ten consecutive trading days. Furthermore, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, products and technologies by using our shares as consideration.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against us. In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, our former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, our Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of our common stock in or traceable to our initial public offering. The complaint generally alleges that we and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with our initial public offering regarding the impact to our operations of advertising expenses. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. We are currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
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
ITEM 1A. Risk Factors
     See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. Exhibits
     (a) Exhibits

Exhibit
Number		Description
2.1	(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002.

3.1	(1)	Amended and Restated Certificate of Incorporation

3.2	(1)	Amended and Restated Bylaws

4.1	(1)	Form of Specimen Stock Certificate

4.2.1	(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock

4.2.2	(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock

10.1.1	(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan

10.1.2	(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan

10.2	(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.

10.3.1	(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.

10.3.2	(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.3.3	(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.4.1	(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.

10.4.2	(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

10.5.1	(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton

10.5.2	(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum

10.5.3	(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum

10.5.4	(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous

10.5.5	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton

10.5.6	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum

10.5.7	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum

Exhibit
Number		Description
10.5.8	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous

10.5.9	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete

10.5.10	(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton

10.5.11	(5)	Amendment No. 1 to Employment Contract dated as of May 11, 2006 between Jeff Kornblum and the registrant

10.6	(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.7	(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

10.8.1	(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.2	(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.3	(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.

10.8.4	(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP

10.9	(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC

10.10	(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.11	(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.12	(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP.

10.13	(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.14	(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.15	(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10.16	(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support

10.17	(4)	Termination Agreement dated March 29, 2006 by and between the registrant and SDG Marketing, Inc.

Exhibit
Number		Description
10.18	(4)	Third Amendment to Loan and Security Agreement dated March 30, 2006 by and among Silicon Valley Bank the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.19	(5)	Asset Purchase Agreement dated as of May 11 , 2006 by and among the registrant, Ice.com, Inc. and Ice Acquisition, LLC

10.20	(5)	Transition Services Agreement dated as of May11 , 2006 by and among the registrant, Ice.com, Inc. and Ice Acquisition, LLC

10.21	(5)	Separation Agreement dated as of May 11,, 2006 between Alan Lipton and the registrant

14.1	(2)	Code of Business Conduct and Ethics

16.1	(3)	Letter of Deloitte & Touche LLP dated September 2, 2005

16.2	(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005

21.1	(1)	Subsidiaries of Odimo Incorporated

23.1	(4)	Consent of Deloitte & Touche LLP

23.2	(4)	Consent of Rachlin Cohen & Holtz LLP

31.1*		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of t he Sarbanes-Oxley Act of 2002

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006 and is incorporated herein by reference.

(5)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 12, 2006 filed with the Securities and Exchange Commission on May 11, 2006 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: May 15, 2006	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)