Form 10-Q
period 2006-06-30
Odimo INC
filed 2006-08-14
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 000-51161
Odimo Incorporated
(Exact name of registrant as specified in its charter)

Delaware	22-3607813

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14051 N.W. 14th Street, Sunrise, Florida	33323

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑
As of August 11, 2006, the registrant had 7,161,923 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Odimo, Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,133	$3,831
Deposits with credit card processing company	606	755
Escrow deposit	502	—
Accounts receivable	153	308
Inventories	2,774	10,244
Prepaid expense and other current assets	1,354	657

Total current assets	6,522	15,795

Property and Equipment, Net	6,532	6,927

Intangible and Other Assets, Net	860	2,008

Total	$13,914	$24,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,873	$7,883
Accounts payable to related parties	743	3,329
Accrued liabilities	128	2,170

Total liabilities	2,744	13,382

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,162 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(92,542)	(92,364)

Total stockholders’ equity	11,170	11,348

Total	$13,914	$24,730

See notes to condensed consolidated financial statements.

Odimo, Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$4,368	$11,451	$14,755	$24,235

Cost of Sales	3,288	8,638	11,452	18,170

Gross Margin	1,080	2,813	3,303	6,065

Operating Expenses:
Fulfillment	311	805	1,069	1,693
Marketing	570	1,847	2,112	3,565
General and administrative	2,421	2,586	5,279	5,053
Depreciation and amortization	1,021	858	1,900	1,710

Total operating expenses	4,323	6,096	10,360	12,021

Loss from Operations	(3,243)	(3,283)	(7,057)	(5,956)

Other Income (Expense):
Gain on sale of diamond and jewelry business assets	6,904	—	6,904	—
Interest expense, net	(14)	25	(24)	(51)

	6,890	25	6,880	(51)

Net Income (Loss)	3,647	(3,258)	(177)	(6,007)

Dividends to Preferred Stockholders	—	—	—	(832)

Net Income (Loss) Attributable to Common Stockholders	$3,647	$(3,258)	$(177)	$(6,839)

Net Income (Loss) per Common Share Attributable to Common Stockholders:
Basic and diluted	$0.51	$(0.46)	$(0.02)	$(1.26)

Weighted Average Number of Shares:
Basic and diluted	7,162	7,162	7,162	5,429

See notes to condensed consolidated financial statements.

Odimo, Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(177)	$(6,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900	1,710
Gain on sale of diamond and jewelry business assets	(6,904)	—
Amortization of supply agreement	206	72
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	149	(87)
Escrow deposit	(502)	—
Accounts receivable	155	(142)
Inventories	4,142	273
Deposits with vendors	—	(572)
Prepaid expenses and other current assets	(698)	(146)
Other assets	41	2,557
Increase (decrease) in:
Accounts payable	(6,010)	(3,881)
Accounts payable to related parties	743	(1,582)
Accrued liabilities	(2,042)	(2,506)

Net cash used in operating activities	(8,997)	(10,311)

Cash Flows from Investing Activities:
Proceeds from sale of diamond and jewelry business assets, net of expenses	6,904	—
Purchase of property and equipment	(605)	(1,855)

Net cash provided by (used in) investing activities	6,299	(1,855)

Cash Flows from Financing Activities:
Net repayments under bank credit facility	—	(9,282)
Proceeds from exercise of warrants	—	1,349
Proceeds from issuance of common stock, net of expenses	—	22,285

Net cash provided by financing activities	—	14,352

Net Increase (Decrease) in Cash and Cash Equivalents	(2,698)	2,186

Cash and Cash Equivalents, Beginning	3,831	1,663

Cash and Cash Equivalents, Ending	$1,133	$3,849

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24	$76

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of preferred stock into common stock	$—	$3

See notes to condensed consolidated financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — Odimo Incorporated and subsidiaries (the “Company”) is an online retailer of brand name watches and luxury goods. The Company was incorporated in January 1998 and is based in Sunrise, Florida. The Company currently operates two web sites, www.ashford.com and www.worldofwatches.com. (See Note 3.)
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s 2005 Form 10-K. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows of Odimo Incorporated have been included. Intercompany balances and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.
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
Recently Issued Accounting Standards
On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. The Company adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.
On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this

FSP is effective for reporting periods beginning after June 15, 2006. We will adopt the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial position.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of Interpretation No. 48 on its results of operations and financial position.
2. GOING CONCERN CONSIDERATIONS
The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the historical financial statements, the Company has incurred recurring losses from operations during the year ended December 31, 2005 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing to meet its operational goals and to pursue its long term strategy.
With the sale of the diamond.com assets to Ice.com (“Ice”) (see Note 3.-Sale of Diamond and Jewelry Business Assets) and exiting the jewelry and diamond business, the Company is implementing a strategy to significantly reduce personnel, online marketing and other general and administrative expenses while restructuring its operations to become more efficient and focused on the sale of brand name watches and luxury goods. Immediately after the closing of the transaction with Ice, the Company reduced its workforce by 65 persons and is considering further reductions.
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
3. SALE OF DIAMOND AND JEWELRY BUSINESS ASSETS
On May 11, 2006 the Company sold to Ice: (i) certain specified assets, including all if its rights to the domain name www.diamond.com, and related trademarks, copyrights, product images and other intangibles in exchange for $7.5 million; and (ii) the remaining diamond and jewelry inventory and corporate packaging for an additional $2.0 million, which represented the cost for the inventory and packaging, pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith.
Under the terms of the Asset Purchase Agreement with Ice, the Company received $9.0 million at the closing and Ice delivered $500,000 to an escrow agent to be held for six months as security for the Company’s indemnification and other obligations under the Purchase Agreement and related agreements. As a result of the sale, the Company became prohibited from engaging in the online retail sale of jewelry and diamonds. The Company continues to be an online retailer of brand name watches and luxury goods through two websites, www.ashford.com and www.worldofwatches.com. Copies of the Asset Purchase Agreement and the Transition Services Agreement were filed as Exhibits 10.1 and 10.2 to the Form 8-K the Company filed with the Securities and Exchange Commission on May 12, 2006.
In connection with the sale of the assets to Ice, the Company entered into a Transition Services Agreement which provided that for a period of up to 60 days, the Company was to provide to Ice certain services relating to the maintenance and operation of the diamond.com website, including technology support and fulfillment services. As of June 9, 2006, at Ice’s request, the Company no longer provided any services to Ice under the Transition Services Agreement.
Contemporaneous with the closing of the sale of the assets to Ice, Alan Lipton and the Company entered into a Separation Agreement whereby, effective immediately, Mr. Lipton resigned as the Company’s Chief Executive Officer. Mr. Lipton remains as the Chairman of the Board of Directors of the Company. Under the Separation Agreement, Mr. Lipton received his salary through the effective date of his resignation and the Company agreed to pay up to $18,000 over a one year period for Mr. Lipton’s and his dependents’ health insurance premiums. In connection with his resignation as an officer of the Company, all of Mr. Lipton’s stock options granted to him by the Company have been cancelled. The Company appointed Jeff Kornblum, its Chief Operating Officer as Chief Executive Officer and President of the Company. A copy of the Separation Agreement between the Company and Mr. Lipton and the Amendment No.1 to Employment Contract between the Company and Mr. Kornblum were filed as Exhibit 10.3 and 10.4 to the Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
Contemporaneous with the closing of the sale of assets to Ice, the Company’s credit facility with Silicon Valley Bank was paid in full and terminated.
4. INVENTORIES
Inventories consist of the following (in thousands) as of:

	June 30,	December 31,
	2006	2005
Diamonds	$—	$4,148
Fine jewelry	—	2,422
Watches	2,120	2,592
Luxury goods	524	1,082
Other	130	—

Total inventories	$2,774	$10,244

5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	June 30,	December 31,
	(in Years)	2006	2005
Computers, software and equipment	3	$13,925	$12,846
Leasehold improvements	4	1,053	1,196
Furniture and fixtures	5	596	596
Automobiles	4	43	43

		15,617	14,681
Less: accumulated depreciation		(9,085)	(8,516)

		6,532	6,165
Software development in process		—	762

Property and equipment — net		$6,532	$6,927

Depreciation expense amounted to approximately $999,000 and $813,000 for the six months ended June 30, 2006 and 2005, respectively.
Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use. The Company had no unamortized internally developed computer software (other than the software development in process reflected above) and website development costs at June 30, 2006 and December 31, 2005, respectively.
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

Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the six months ended 2006 nor were any options exercised during the period. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2006.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for six months ended June 30, 2006:

	June 30, 2006
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	404	$9.90
Granted	—	—
Exercised	—	—
Canceled	(241)	8.45

Outstanding at June 30, 2006	163	$11.61

Options exercisable at June 30, 2006	163	$11.61

The weighted average remaining contractual terms of stock options outstanding and exercisable at June 30, 2006 was 6 years.
7. INCOME TAXES
For the three month period ended June 30, 2006 the Company reflected net income of approximately $3.6 million and for the six month period ended June 30, 2006 the Company reflected a net loss of approximately $177,000. The net income for the three month period ended June 30, 2006 was primarily due to a $6.9 million gain on sale of diamond and jewelry business assets which was a one-time transaction pertaining to that quarter. Based on that transaction and the amount of the Company’s income tax net operating loss carryforward, the Company did not record an income tax provision for the three month period ended June 30, 2006.
8. NOTICE OF DELISTING FROM NASDAQ
Effective August 14, 2006, the Company’s common stock was delisted from quotation on the NASDAQ Global Market (formerly known as the NASDAQ National Market) and on the same day the Company’s common stock became quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board (OTCBB). As previously announced, on May 2, 2006 the Company received notification from The Nasdaq Stock Market indicating that for the prior 30 consecutive trading days, its common stock had not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”). For purposes of the Rule, Nasdaq defines publicly held shares as total shares outstanding, less any shares held by officers, directors, or beneficial owners of 10% or more of the outstanding shares. In accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, until July 31, 2006, to regain compliance by having its publicly held shares maintain a market value of $5,000,000 or greater for a minimum of ten consecutive trading days. The Company never regained compliance and accordingly its shares were delisted.

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
Recent Events
          Effective August 14, 2006, our common stock was delisted from quotation on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and on the same day our common stock became quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board (OTCBB). As previously announced, on May 2, 2006 we received notification from The Nasdaq Stock Market indicating that for the prior 30 consecutive trading days, our common stock had not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”). For purposes of the Rule, Nasdaq defines publicly held shares as total shares outstanding, less any shares held by officers, directors, or beneficial owners of 10% or more of the outstanding shares. In accordance with Marketplace Rule 4450(e)(1), we were provided 90 calendar days, until July 31, 2006, to regain compliance by having our publicly held shares maintain a market value of $5,000,000 or greater for a minimum of ten consecutive trading days. We never regained compliance and accordingly our shares were delisted.
          On May 11, 2006 we sold to Ice.com, (“Ice”): (i) certain specified assets, including all of our rights to the domain name www.diamond.com , and related trademarks, copyrights, product images and other intangibles in exchange for $7.5 million; and (ii) our remaining diamond and jewelry inventory and corporate packaging for an additional $2.0 million, which represented our cost for the inventory and packaging, pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith (the “Assets”).
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
          In connection with the sale of the assets to Ice (the “Assets”) ,we entered into a Transition Services Agreement which provided that for a period of up to 60 days, we were to provide to Ice certain services relating to the maintenance and operation of the diamond.com website, including technology support and fulfillment services. Copies of the Asset Purchase Agreement and the Transition Services Agreement were filed as Exhibits 10.1 and 10.2 to the Form 8-K we filed with the Securities and Exchange Commission on May 12, 2006. As of June 9, 2006, at Ice’s request, we no longer provided any services to Ice under the Transition Services Agreement.
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
Overview
     As of May 12, 2006, we are an online retailer of current season brand name watches and luxury goods such as handbags, sunglasses, fragrances, writing instruments, home accents and fashion accessories. We operate two websites, www.ashford.com and www. worldofwatches.com. Substantially all of our brand name watches and other luxury goods are offered at prices below suggested retail prices. We acquire most of these brand name watches and luxury goods products through the parallel market (products obtained from sources other than brand owners or their authorized distributors). As discussed in “Risk Factors”, our purchases in the parallel market may subject us to challenges from brand owners which might impact our supply of brand name watches and luxury goods.
          Prior to May 12, 2006, in addition to being an online retailer of brand name watches and luxury goods we were an online retailer of diamonds and jewelry and operated a third website, www.diamond.com . We sold diamonds, jewelry and brand name watches on www.diamond.com. All information contained in this report reflects our operations as an online retailer of brand name watches, luxury goods and diamonds and jewelry on www.diamond.com; www.ashford.com; and www. worldofwatches.com through May 11, 2006 and brand name watches and luxury goods on www.worldofwatches and www.ashford.com from May 12, 2006.
          Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to those financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. The independent registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. With the sale of the Assets to Ice and our exiting the jewelry and diamond business, we have significantly reduced our personnel, online advertising and other general and administrative expenses and are attempting to restructure our operations to become more efficient and focused on the sale of brand name watches and luxury goods. We believe that over time, our online advertising costs as a percentage of net sales will be decreased because (in the product categories of branded watches and branded luxury goods as opposed to diamonds and jewelry), we can benefit from the off-line advertising support provided by the brands we offer. We are also actively engaged in searching for business combinations and other transactions, including the sale of our operating businesses.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Measure	2006	2005	2006	2005
Number of orders	14,941	32,780	44,543	68,861
Average order value	$318	$405	$363	$403
Product Mix:
Watches	59.8%	36.8%	43.1%	35.3%
Diamonds*	17.6%	32.5%	28.2%	33.4%
Jewelry*	14.9%	18.6%	20.8%	18.8%
Luxury goods	8.7%	12.1%	7.9%	12.5%

Total	100.0%	100.0%	100.0%	100.0%

* Through May 11, 2006.
In addition to these key metrics, we also periodically review customer repeat rates and customer acquisition costs to evaluate our operations.
Basis of Presentation
          Net sales consists of revenue from the sale of our products, net of estimated returns by customers, promotional discounts and, to a much lesser extent, revenue from upgrades to our standard free shipping.
          Gross profit is calculated by subtracting the cost of sales from net sales. Our cost of sales consists of the cost of the products we sell, including inbound freight costs and assembly costs. Our gross profit fluctuates based on several factors, including product acquisition costs, product mix and pricing decisions. Due to the seasonality of our business, our gross profit as a percentage of net sales is typically greater in the fourth quarter. In general, we realized higher gross profit on the sale of our luxury goods, jewelry and watches in comparison to diamonds.
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

Results of Operations
     The following table sets forth information for the three and six months ended June 30, 2006 and 2005 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest expense, and net losses both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage data)				(in thousands, except percentage data)
		% of Net		% of Net		% of Net		% of Net
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
Net sales	$4,368	100.0%	$11,451	100.0%	$14,755	100.0%	$24,235	100.0
Cost of sales	3,288	75.3	8,638	75.4	11,452	77.6	18,170	75.0

Gross profit	1,080	24.7	2,813	24.6	3,303	22.4	6,065	25.0

Operating expenses:
Fulfillment	311	7.1	805	7.0	1,069	7.2	1,693	7.0
Marketing	570	13.0	1,847	16.1	2,112	14.3	3,565	14.7
General and administrative	2,421	55.4	2,586	22.6	5,279	35.8	5,053	20.9
Depreciation and amortization	1,021	23.4	858	7.5	1,900	12.9	1,710	7.1

Total operating expenses	4,323	99.0	6,096	53.2	10,360	70.2	12,021	49.6

Loss from operations	(3,243)	(74.2)	(3,283)	(28.7)	(7,057)	(47.8)	(5,956)	(24.6)
Gain on sale of diamond and jewelry business assets	6,904	158.1	—	—	6,904	100.0

Interest (expense) income, net	(14)	(0.3)	25	0.2	(24)	(0.2)	(51)	(0.2)

Net income (loss)	$3,647	83.5%	$(3,258)	(28.5)%	$(177)	(1.2)%	$(6,007)	(24.8)%

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
          Net Sales. Net sales for the three months ended June 30, 2006 decreased 61.9% to $4.4 million from $11.5 million for the three months ended June 30, 2005. Approximately $4.6 million of this decrease resulted from a decrease in sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com, a decrease of $600,000 in sales of luxury goods and a decrease of $1.8 million in sales of watches.
          Number of orders for the three months ended June 30, 2006, decreased 54.4% to 14,941 from 32,780 for the three months ended June 30, 2005. This decrease was a result of the sale of the Assets and a decrease in new customers as well as decreased sales to existing customers. In the aggregate, across our three websites, we experienced a 47% decrease in visitors to our websites during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, our average order value decreased 21.3% to $318 from $405 for the three months ended June 30, 2005. This decrease in average order value is due to a shift in our product mix with a 59.5% increase in watches, a 20.2% decrease in jewelry, a 45.8% decrease in diamonds, and a 27.4% decrease in the sale of luxury goods. The decrease in sales, number of orders of diamonds and jewelry and the decrease in average order value were partially caused by the sale of the Assets. Diamonds and jewelry tended to have a higher average order value than watches and luxury goods.
          Gross Profit. Gross profit for the three months ended June 30, 2006 decreased 61.6% to $1.1 million from $2.8 million for the three months ended June 30, 2005 due to decreased sales volume. Our gross profit as a percentage of net sales or gross margin increased to 24.7% for the three months ended June 30, 2006 compared to 24.6% for the three months ended June 30, 2005.
          Fulfillment. Fulfillment expenses for the three months ended June 30, 2006 decreased 61.4% to $311,000 from $805,000 for the three months ended June 30, 2005. This was primarily due to a 54.4% decrease in orders and resulting decreases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the three months ended June 30, 2006 increased to 7.1% compared to 7.0% for the three months ended June 30, 2005.
          Marketing. The majority of our marketing budget is used to purchase selected keywords on search engines. We also attract customers by participating in affiliate programs and shopping comparison websites. Marketing expenses for the three months ended June 30, 2006 decreased 69.1% to $570,000 from $1.8 million for the three months ended June 30, 2005. The decrease was primarily due to decreased online advertising subsequent to the sale of the Assets. As a percentage of net sales, marketing expenses for the three months ended June 30, 2006 decreased to 13.0% compared to 16.1% for the three months ended June 30, 2005.
          General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 decreased 6.4% to $2.4 million from $2.6 million for the three months ended June 30, 2005. As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2006 increased to 55.4% compared to 22.6% for the three months ended June 30, 2005.
          Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2006 increased 19% to $1.0 million from $858,000 for the three months ended June 30, 2005. This increase is attributable to the increase in software development costs placed in service during 2005 and are currently being depreciated with no corresponding depreciation expense during the three months ended June 30, 2005.
          Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2006 increased to $14,000 from $0 for the three months ended June 30, 2005. This increase is attributable to borrowed capital during the three months ended June 30, 2006.
          Net Income (Loss). Net income for the three months ended June 30, 2006 was $3.6 million as compared to a net loss of $3.3 million for the three months ended June 30, 2005. The net income for the three months ended June 30, 2006 includes a $6.9 million gain on the sale of the Assets. Without this $6.9 million gain, our net loss for the three months ended June 30, 2006 would have been $3.3 million.
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
          Net Sales. Net sales for the six months ended June 30, 2006 decreased 39.1% to $14.8 million from $24.2 million for the six months ended June 30, 2005. Approximately $5.7 million of this decrease resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com and a decrease of $3.7 million in sales of watches and luxury goods.
          Number of orders for the six months ended June 30, 2006, decreased 35.3% to 44,543 from 68,861 for the six months ended June 30, 2005. This decrease was a result of a decrease in new customers as well as decreased sales to existing customers across our product categories. In the aggregate, across our three websites, we experienced a 34.7% decrease in visitors to our websites during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, our average order value decreased 10.0% to $363 from $403 for the six months ended June 30, 2005. This decrease in orders and decrease in average order value is due to the decrease in the sale of diamonds and fine jewelry resulting in part from the sale of the Assets. Diamonds and jewelry tend to have a higher average order value than watches and other luxury goods.
          Gross Profit. Gross profit for the six months ended June 30, 2006 decreased 45.5% to $3.3 million from $6.1 million for the six months ended June 30, 2005 due to decreased sales volume. Our gross profit as a percentage of net sales decreased to 22.4% for the six months ended June 30, 2006 compared to 25.0% for the six months ended June 30, 2005. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2006 was primarily the result of an increased proportion of net sales being derived from diamonds which have a lower margin than watches and luxury goods.
          Fulfillment. Fulfillment expenses for the six months ended June 30, 2006 decreased 36.9% to $1.1 million from $1.7 million for the six months ended June 30, 2005. This was primarily due to a 35.3% decrease in orders and resulting decreases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the six months ended June 30, 2006 increased to 7.2% compared to 7.0% for the six months ended June 30, 2005.
          Marketing. Marketing expenses for the six months ended June 30, 2006 decreased 40.8% to $2.1 million from $3.6 million for the six months ended June 30, 2005. The decrease was primarily due to decreased online advertising since the sale of the Assets in May 2006. As a percentage of net sales, marketing expenses for the six months ended June 30, 2006 decreased to 14.3% compared to 14.7 % for the six months ended June 30, 2005.
          General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2006 increased 4.5% to $5.3 million from $5.1 million for the six months ended June 30, 2005. The increase was primarily due to employee termination costs associated with the reduction of the Company’s workforce subsequent to the sale of the Assets and the addition of costs associated with being a public company including legal and professional fees and higher director and officer insurance premiums. As a percentage of net sales, general and administrative expenses for the six months ended June 30, 2006 increased to 35.8% compared to 20.9 % for the six months ended June 30, 2005. The increase was primarily due to a decline in net sales as a result of the sale of the Assets.
          Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2006 increased 11.1% to $1.9 million from $1.7 million for the six months ended June 30, 2005 due to the addition of software development costs placed in service in 2005 and are currently being depreciated with no corresponding depreciation expense during the six months ended June 30, 2005.
          Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2006 decreased 52.3% to $24,000 from $51,000 for the six months ended June 30, 2005. This decrease is attributable to the paydown of our line of credit facility in May 2006.
          Net Loss. Net loss for the six months ended June 30, 2006 was $177,000 as compared to $6.0 million for the six months ended June 30, 2005. The decrease was primarily attributable to a $6.9 million gain on the sale of the Assets offset by lower gross profit and increased general and administrative expenses including costs associated with selling the Assets and costs of being a public company. Without this $6.9 million gain, our net loss for the six months ended June 30, 2006 would have been $7.1 million.
Liquidity and Capital Resources
          During the second quarter ended June 30, 2006, we funded our operations primarily with cash generated from the net proceeds from the sale of the Assets, cash from operations, and borrowings under our bank credit facility.
          Discussion of Cash Flows
          Net cash used in operating activities for the six months ended June 30, 2006 was $9.0 million compared to $10.3 million for the six months ended June 30, 2005. Included in the net cash used in operating activities for the six months ended June 30, 2006 is a $4.6 million decrease in inventories partially related to the sale of the Assets offset by a $8.0 million decrease in accounts payable and accrued liabilities. In addition, in March 2006 we returned approximately $4.0 million of diamond inventory against a related party payable to SDG Marketing and delivered approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable to SDG Marketing.
          Net cash provided by financing activities was $14.4 million for the six months ended June 30, 2005 and consisted of $22.4 million in proceeds from our public offering and $1.3 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million.
          Net cash provided by investing activities for the six months ended June 30, 2006 was $6.3 million compared to net cash used in investing activities of $1.9 million for the six months ended June 30, 2005. Included in net cash provided by investing activities in 2006 are net proceeds of $6.9 million resulting from the sale of the Assets. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development.
          If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI) is positive for the years 2006 or 2007, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. To the extent that we are required to make any such payments, our cash flow will be reduced accordingly.
          Liquidity Sources
          Our current sources of short-term liquidity consist of cash and cash equivalents and cash generated from operations. Through May 11, 2006, we had a secured revolving credit facility. On May 12, 2006, the credit facility was paid in full and terminated contemporaneous with the closing of the sale of the Assets to Ice. As of the termination date of the credit facility, we had approximately $2.0 million of indebtedness outstanding under the credit facility.
          As of June 30, 2006, we had $1.1 million of cash and cash equivalents (exclusive of $600,000 of restricted cash pledged as collateral to a credit card processing company and $500,000 held in escrow as security for our indemnification and other obligations under the Purchase Agreement and related agreements concerning the sale of the Assets ) compared to $3.8 million of cash and cash equivalents as of December 31, 2005 (exclusive of $755,000 of restricted cash pledged as collateral to a credit card processing company). Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase. As of August 7, 2006, we had approximately $500,000 of cash and cash equivalents (exclusive of $360,000 of restricted cash pledged as collateral to a credit card processing company and $500,000 held in escrow as security for our indemnification and other obligations under the Purchase Agreement and related agreements concerning the sale of the Assets). Since the sale of the Assets, our vendors have not provided to us as flexible payment terms to acquire inventory as they had in the past. This has resulted in reduced cash flow.
          We have incurred significant losses since inception and have not generated and do not anticipate generating positive net cash flows from operations through at least 2006. We are currently exploring financing alternatives, which may not be available on acceptable terms, or at all. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business. If we do not acquire additional financing, we may be required to materially limit our current operations.
          Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to those financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          Contractual Obligations
          Future payments due under contractual obligations as of June 30, 2006 are listed below:

		Payments Due by Period
		Less
		Than
	Total	1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating lease obligations	$1,093	$121	$486	$486

Total	$1,093	$121	$486	$486

Off Balance Sheet Arrangements
          We do not have any off balance sheet arrangements.
Outstanding Stock Options
          As of June 30, 2006, we had outstanding vested options to purchase approximately 163,000 shares of common stock, at a weighted average exercise price of $11.61 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
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
          While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.
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
          Inventories
          Inventories, consisting of products available for sale, are accounted for, at the lower of cost or market value using the first-in first-out method. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we record a valuation write-down, when needed, to adjust the carrying amount of our inventories to lower of cost or market value.
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
          Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the six months ended June 30, 2006 nor were any options exercised during the quarter. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2006.
Recently Issued Accounting Standards
          On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. We adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.
          On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. We will adopt the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial position.
          In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We currently are assessing the impact of Interpretation No. 48 on our results of operations and financial position.
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
          We have incurred operating losses since our inception in 1998 and anticipate incurring operating losses at least through 2006. As of June 30, 2006, our accumulated deficit was $92.5 million, including a net operating loss of approximately $3.3 million for the quarter ended June 30, 2006 and including a $6.9 million gain on the sale of our jewelry and diamond business assets to Ice.com in May 2006. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales that exceed historical levels while maintaining reasonable expense levels. Since our inception, we have incurred significant operating expenses and capital expenditures for technology, website development, advertising, personnel and other operating costs. During the next 12 months, we expect to incur approximately $2 million of costs and capital expenditures related to:
•	marketing, advertising and other promotional activities; and

•	the continued development of our websites and our computer network.
          We currently need additional capital to execute our business strategy and achieve our longer-term growth and operational goals. Financing may not be available on acceptable terms, or at all. Additional financing, if available, may be dilutive to the holders of our common stock and involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business. If we do not acquire additional financing, we may be required to materially limit our current operations.
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
Because we do not have a predictable or guaranteed supply of merchandise, we may lose customers and sales if we are unable to meet our customers’ demand for particular products or if we are unable to acquire inventory on terms offered by our suppliers.
          We do not have any written agreements or formal arrangements to acquire merchandise. As a result, we have neither had a predictable or guaranteed supply of merchandise nor any degree of certainty as to the terms upon which such inventory can be acquired. The availability of these products depends on many factors, including consumer demand, brand owner pricing and distribution practices, manufacturer production and fashion trends. Since the sale of the Assets, many of our suppliers have not permitted us to acquire inventory on as flexible payment terms as we had acquired inventory prior to the sale of the Assets. If we are unable to acquire a sufficient supply and selection of products in a timely manner at competitive prices, we may lose customers and our sales could decline.
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
          Approximately 44.3% and 35.8% of our net sales (60.2% and 64.2% of our net sales excluding diamonds and fine jewelry) during the three months ended June 30, 2006 and 2005, respectively, were generated from sales of merchandise that we did not acquire directly from the brand owners or their authorized distributors. These alternative distribution channels are commonly referred to as the “parallel market” or the “grey market.” Merchandise purchased from these alternative distribution channels includes authentic trademarked and copyrighted products that are intended for sale in foreign countries. In addition to our own compliance and quality testing procedures, we rely on assurances from our suppliers as to the authenticity of these products to ensure that products we receive are genuine. Our purchase of merchandise in the parallel market increases the risk that we will mistakenly purchase and sell counterfeit goods, stolen goods or merchandise which is physically materially different from merchandise acquired from channels authorized by the brand owners. We may have difficulty demonstrating that the merchandise we sell is authentic because many of the distributors and other intermediaries from whom we purchase merchandise may be unwilling to disclose their suppliers. If we sell goods that are counterfeit, stolen or are determined to be physically materially different, we may be subject to significant liability for infringement of trademarks, incur legal defense costs and suffer damage to our reputation and decreased sales.
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
          Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $125,000 and $216,000 during the three months ended June 30, 2006 and 2005, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $518,000 and $838,000 during the three months ended June 30, 2006 and 2005, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $706,000 and $1.2 million of net sales from decoded watches during the three months ended June 30, 2006 and 2005, respectively, which represented approximately 27.2% and 27.7% of our net sales of watches and approximately 16.2 and 10.0% of our total net sales during the three months ended June 30, 2006 and 2005, respectively.
          In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $504,000 and $836,000 during the three months ended June 30, 2006 and 2005, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
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
          The retail industry is intensely competitive, and we expect competition in the sale of brand name watches and luxury goods to increase in the future. Increased competition may result in decreased net sales, lower margins, loss of market share or increased marketing expenditures, any of which could substantially harm our business, financial condition and results of operations. Our competitors include:
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
          Substantially all of our sales come from customers who link to our websites from websites operated by other online retailers or Internet portals with whom we advertise. Establishing and maintaining relationships with leading Internet portals and other online retailers through our affiliate program is competitive and expensive. During the three months ended June 30, 2006 and 2005, we spent $570,000 and $1.8 million, respectively, on online advertising, affiliate programs and public relations. We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms. We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type. In addition, traffic to our websites could decline if our Internet portal and online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases. Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.
Due to our limited cash availability, if online advertising rates continue to rise, we may purchase less advertising and our sales could decrease.
          Approximately 90% of our marketing expenses are for online advertising. Over the last 12 months, online advertising rates, including banner advertisements and selected key words on search engines, have significantly increased and our business has been adversely affected. Online advertising costs accounted for 13.0% and 16.1% of our net sales for the three months ended June 30, 2006 and 2005, respectively. If the costs of online advertising continue to rise, our ability to purchase online advertising may be limited, which in turn could have an adverse effect on our sales.
Because we carry almost all of our brand name watches and luxury goods in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.
          We held approximately $2.7 million of brand name watches and luxury goods in inventory as of June 30, 2006 and approximately $7.8 million of brand name watches, diamonds, fine jewelry and luxury goods as of June 30, 2005, respectively. If our sales levels increase, we will increase our inventory proportionately. Consumer tastes and preferences for luxury products can change rapidly, thus exposing us to significant inventory risks. The demand for specific products can change between the time the products are ordered and the date of receipt. We do not have return privileges with respect to all of our inventory. As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. We are particularly exposed to this risk in the first quarter of each year because we derive a disproportionately large amount of our annual net sales in the fourth quarter, and maintain significantly increased inventory levels for the holiday selling season.
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
          As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In 2005, these expenses were approximately $1.5 million. We expect these expenses to be between $500,000 and $1.0 million annually. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

          In addition, we will have to hire additional personnel to assist us in complying with these requirements. If we are unable to attract and retain such personnel, we may have difficulty satisfying the periodic reporting and disclosure obligations of public companies. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. If we fail to comply with the requirements applicable to public companies, we may incur fines or penalties, and may be subject to enforcement action by the SEC.
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
Consumers may prefer to purchase brand name watches and luxury goods from traditional retailers, which would adversely affect our sales.
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
Risks Related to the Securities Markets and Ownership of Our Common Stock
Our common stock was recently delisted from Nasdaq and is currently quoted for trading on the Over the Counter Bulletin Board which may adversely impact the liquidity of our shares and reduce the value of an investment in our stock.
          Effective August 14, 2006, our common stock was delisted from quotation on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and on the same day our common stock became quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board (OTCBB). Our common stock has historically been sporadically or “thinly traded” on Nasdaq (meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent) and no assurances can be given that a broader or more active public trading market for our common stock will develop or be sustained on the OTCBB or that current trading levels will be sustained. You may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. As of August 1, 2006, our average trading volume per day for the prior three months was approximately 9,180 shares a day with a high of 136,315 shares traded and a low of 0 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.
Our stock price has been and may continue to be volatile.
          The market price for our common stock has been and is likely to continue to be volatile. In addition, the liquidity in our common stock may be adversely impacted by the delisting of our shares from Nasdaq. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
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
ITEM 1A. Risk Factors
          See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
2.1(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002.

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Form of Specimen Stock Certificate

4.2.1(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock

4.2.2(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock

10.1.1(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan

Exhibit
Number	Description
10.1.2(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan

10.2 (1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.

10.3.1(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.

10.3.2(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.3.3(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.4.1(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.

10.4.2(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

10.5.1(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton

10.5.2(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum

10.5.3(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum

10.5.4(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous

10.5.5(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton

10.5.6(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum

10.5.7(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum

10.5.8(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous

10.5.9(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete

10.5.10(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton

10.5.11(5)	Amendment No. 1 to Employment Contract dated as of May 11, 2006 between Jeff Kornblum and the registrant

10.6 (1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.7 (1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

10.8.1(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.2(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.3(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.

Exhibit
Number	Description
10.8.4(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP

10.9 (1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC

10.10 (1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.11 (1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP.

10.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support

10.17(4)	Termination Agreement dated March 29, 2006 by and between the registrant and SDG Marketing, Inc.

10.18(4)	Third Amendment to Loan and Security Agreement dated March 30, 2006 by and among Silicon Valley Bank the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.19(5)	Asset Purchase Agreement dated as of May 11 , 2006 by and among the registrant, Ice.com, Inc. and Ice Acquisition, LLC

10.20(5)	Transition Services Agreement dated as of May11 , 2006 by and among the registrant, Ice.com, Inc. and Ice Acquisition, LLC

10.21(5)	Separation Agreement dated as of May 11,, 2006 between Alan Lipton and the registrant

14.1(2)	Code of Business Conduct and Ethics

16.1(3)	Letter of Deloitte & Touche LLP dated September 2, 2005

16.2(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005

21.1(1)	Subsidiaries of Odimo Incorporated

23.1(4)	Consent of Deloitte & Touche LLP

23.2(4)	Consent of Rachlin Cohen & Holtz LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of t he Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006 and is incorporated herein by reference.

(5)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 12, 2006 filed with the Securities and Exchange Commission on May 11, 2006 and is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant

Date: August 14, 2006	/s/ Amerisa Kornblum Amerisa Kornblum
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)