Form 10-Q
period 2006-09-30
Odimo INC
filed 2006-11-14
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐          No  ☒
As of November 10, 2006, the registrant had 7,161,923 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ODIMO, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$264	$3,831
Deposits with credit card processing company	221	755
Escrow deposit	106	—
Accounts receivable	101	308
Inventories	1,810	10,244
Prepaid expense and other current assets	1,041	657

Total current assets	3,543	15,795

Property and Equipment, Net	6,063	6,927

Intangible and Other Assets, Net	406	2,008

Total	$10,012	$24,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,605	$7,883
Accounts payable to related parties	8	3,329
Accrued liabilities	148	2,170

Total liabilities	1,761	13,382

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,162 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(95,461)	(92,364)

Total stockholders’ equity	8,251	11,348

Total	$10,012	$24,730

See notes to condensed consolidated financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Sales	$2,382	$9,132	$17,137	$33,367

Cost of Sales	2,160	7,091	13,613	25,261

Gross Margin	222	2,041	3,524	8,106

Operating Expenses:
Fulfillment	194	580	1,263	2,273
Marketing	123	1,092	2,235	4,657
General and administrative	1,813	2,954	7,091	8,007
Depreciation and amortization	1,019	956	2,919	2,666

Total operating expenses	3,149	5,582	13,508	17,603

Loss from Operations	(2,927)	(3,541)	(9,984)	(9,497)

Other Income (Expense):
Gain on sale of assets	—	—	6,904	—
Interest expense, net	8	10	(17)	(41)

	8	10	6,887	(41)

Net Loss	(2,919)	(3,531)	(3,097)	(9,538)

Dividends to Preferred Stockholders	—	—	—	(832)

Net Loss Attributable to Common Stockholders	$(2,919)	$(3,531)	$(3,097)	$(10,370)

Net Loss per Common Share Attributable to Common Stockholders:
Basic and diluted	$(0.41)	$(0.49)	$(0.43)	$(1.72)

Weighted Average Number of Shares:
Basic and diluted	7,162	7,162	7,162	6,013

See notes to condensed consolidated financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(3,097)	$(9,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,919	2,666
Gain on sale of assets	(6,904)	—
Amortization of supply agreement	206	108
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	534	217
Escrow deposit	(106)	—
Accounts receivable	207	(158)
Inventories	5,105	1,382
Deposits with vendors	—	167
Prepaid expenses and other current assets	(385)	(68)
Other assets	46	2,557
Increase (decrease) in:
Accounts payable	(6,276)	(5,035)
Accounts payable to related parties	8	(2,242)
Accrued liabilities	(2,023)	(2,075)

Net cash used in operating activities	(9,766)	(12,019)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	6,904	—
Purchase of property and equipment	(705)	(2,795)

Net cash provided by (used in) investing activities	6,199	(2,795)

Cash Flows from Financing Activities:
Net repayments under bank credit facility	—	(9,282)
Proceeds from exercise of warrants	—	1,349
Proceeds from issuance of common stock, net of expenses	—	22,282

Net cash provided by financing activities	—	14,349

Net Decrease in Cash and Cash Equivalents	(3,567)	(465)

Cash and Cash Equivalents, Beginning	3,831	1,663

Cash and Cash Equivalents, Ending	$264	$1,198

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$24	$76

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of preferred stock into common stock	$—	$3

See notes to condensed consolidated financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — Odimo Incorporated and subsidiaries (the “Company”) is an online retailer of brand name watches and luxury goods. The Company was incorporated in January 1998 and is based in Sunrise, Florida. The Company currently operates two web sites, www.ashford.com and www.worldofwatches.com. (See Note 3).
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position and results of operations of Odimo Incorporated have been included. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Intercompany balances and transactions have been eliminated in consolidation.
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
2. GOING CONCERN CONSIDERATIONS
The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the historical financial statements, the Company has incurred recurring losses from operations for the year ended December 31, 2005 and for the nine months ended September 30, 2006 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing to meet its operational goals and to pursue its long term strategy.
The Company has entered into a non-binding letter of intent to sell its URL www.worldofwatches.com and selected equipment for $410,000 and will continue to search for a buyer for its remaining assets. The Company is selling its remaining inventory and will use substantially all of its remaining liquid assets to discharge its remaining liabilities. The Company anticipates by December 31, 2006, it will have sold substantially all of its remaining inventory, will have discharged all of its remaining liabilities and will have ceased operations as an online retailer. Upon cessation of its current online retail operations, the Company will become a public shell company with limited, if any, operations and will consider all available alternatives, including the acquisition of a new business and/or the redeployment of its remaining business assets. There can be no assurances that the Company will be successful in identifying acquisition candidates or that if identified it will be able to consummate a transaction on terms acceptable to the Company.
In November 2006 the Company entered into an agreement with its landlord whereby the Company has been granted the right to terminate and be released from any further liability under its lease for the corporate headquarters in consideration for a one time lump sum payment to be made prior to January 1, 2007 of $500,000 and release of its security deposit of approximately $80,000. The Company presently intends to exercise this right in December 2006, vacate its current space and lease substantially reduced and less expensive office space for its ongoing operations. Leasehold improvements with a book value of approximately $383,000 at September 30, 2006 will be subject to an impairment charge upon termination of the lease agreement.

The Company’s property and equipment, including computers, software and equipment, may be subject to an impairment charge, depending upon, among other things, the Company’s future business operations. The impairment charge, if any, is not presently ascertainable.
The Company has net operating loss carryforwards of approximately $64.3million as of December 31, 2005, which will expire beginning in 2019. These net operating loss carryforwards will increase by the amount of the taxable loss to be reported for 2006. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a full valuation allowance has been established. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.
While the Company anticipates having sufficient liquid assets to satisfy its liabilities, if it does not have sufficient liquid assets to satisfy liabilities the Company will seek to raise additional capital through the issuance of equity or debt. Such additional capital may not be available timely or on terms acceptable to the Company, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy liabilities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3. SALE OF ASSETS
Sale of Diamond.com URL and Certain Assets — On May 11, 2006 the Company sold to Ice.com, (“Ice”): (i) certain specified assets, including all if its rights to the domain name www.diamond.com, and related trademarks, copyrights, product images and other intangibles in exchange for $7.5 million; and (ii) the remaining diamond and jewelry inventory and corporate packaging for an additional $2.0 million, which represented the cost for the inventory and packaging, pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith.
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
In connection with the sale of the assets to Ice, the Company entered into a Transition Services Agreement which provides that for a period of up to 60 days, the Company shall provide to Ice certain services relating to the maintenance and operation of the diamond.com website, including technology support and fulfillment services. The Transition Services Agreement was terminated on June 9, 2006.
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
Contemporaneous with the closing of the sale of assets to Ice, the Company’s credit facility with Silicon Valley Bank was paid in full and terminated.

4. INVENTORIES
Inventories consist of the following (in thousands) as of:

	September 30,	December 31,
	2006	2005
Diamonds	$—	$4,148
Fine jewelry	—	2,422
Watches	1,341	2,592
Luxury goods	469	1,082

Total inventories	$1,810	$10,244

5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	September 30,	December 31,
	(in Years)	2006	2005
Computers, software and equipment	3	$14,027	$12,846
Leasehold improvements	4	1,053	1,196
Furniture and fixtures	5	596	596
Automobiles	4	43	43

		15,719	14,681
Less: accumulated depreciation		(9,656)	(8,516)

		6,063	6,165
Software development in process		—	762

Property and equipment — net		$6,063	$6,927

Depreciation expense amounted to approximately $1.6 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.
Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use. The Company had no unamortized internally developed computer software (other than the software development in process reflected above) and website development costs at September 30, 2006 and December 31, 2005, respectively.
The Company’s property and equipment, including computers, software and equipment, may be subject to an impairment charge, depending, upon, among other things, the Company’s future business operations. The impairment charge, if any, is not presently ascertainable.
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
Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123

established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the nine months ended 2006 nor were any options exercised during the period. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2006.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for nine months ended September 30, 2006:

	September 30, 2006
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	404	$9.90
Granted	—	—
Exercised	—	—
Canceled	(242)	8.45

Outstanding at September 30, 2006	162	$11.49

Options exercisable at September 30, 2006	162	$11.49

The weighted average remaining contractual terms of stock options outstanding and exercisable at September 30, 2006 was 6 years.
7. LEGAL PROCEEDINGS
The Company is currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against it. In January 2006, the Company was served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, the former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, the Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to the initial public offering. The complaint generally alleges that the Company and the other defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the initial public offering regarding the impact to its operations of advertising expenses. The Company believes that the lawsuit is without merit and intends to vigorously defend it. The Company is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
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

9. SUBSEQUENT EVENTS
Letter of Intent
In October 2006 the Company entered into a non-binding letter of intent to sell its URL www.worldofwatches.com and selected technology and equipment to ILS Holdings, LLC for $410,000 (the “Asset Sale”). Although there can be no assurances that the Asset Sale will close, the Company anticipates it closing in December 2006. The closing of the Asset Sale is subject to, among other things, the execution of a mutually acceptable definitive agreement and due diligence.
Lease Termination
In November 2006 the Company entered into an agreement with its landlord whereby the Company has been granted the right to terminate and be released from any further liability under its lease for the corporate headquarters in consideration for a one time lump sum payment to be made prior to January 1, 2007 of $500,000 and release of its security deposit of approximately $80,000. The Company presently intends to exercise this right in December 2006, vacate its current space and lease substantially reduced and less expensive office space for its ongoing operations. Leasehold improvements with a book value of approximately $383,000 at September 30, 2006 will be subject to an impairment charge upon termination of the lease agreement.

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
Recent Events
     Following the sale of our online jewelry and diamond retail business in May 2006, in order to more efficiently operate our remaining online watch and luxury items retail business, we implemented a cost reduction program including reducing staff, discontinuing active sales of certain product lines and deferring selected marketing expenses. Despite the reduction in expenses, our revenues have not been sufficient to satisfy our operating expenses and our cash reserves have been depleted to fund ongoing operating losses.
     During the third quarter 2006, we explored a variety of strategic alternatives including a possible sale of our assets as well as attempted to raise additional capital. In October 2006 we entered into a non-binding letter of intent to sell our domain name www.worldofwatches.com and selected technology and equipment to ILS Holdings, LLC, for $410,000 (the “Asset Sale”). Although there can be no assurances that the Asset Sale will close, we anticipate it closing in December 2006. The closing of the Asset Sale is subject to, among other things, the execution of a mutually acceptable definitive agreement and due diligence. We will continue to have discussions regarding the sale of our other assets including the domain name www.ashford.com and technology and equipment which is not contemplated to be sold along with www.worldofwatches.com. Our Board of Directors has instructed management to continue to reduce costs, sell our remaining inventory and discharge all of our remaining liabilities. We anticipate by December 31, 2006, we will have sold substantially all of our remaining inventory, will have discharged all of our remaining liabilities and will have ceased our operations and will no longer be an online retailer of watches and luxury items.
     In November 2006 we entered into an agreement with our landlord whereby we have been granted the right to terminate and be released from any further liability under our lease for our corporate headquarters in consideration for a one time lump sum payment to be made prior to January 1, 2007 of $500,000 and our release of our security deposit of approximately $80,000. We presently intend to exercise this right in December 2006, vacate our current space and lease substantially reduced and less expensive office space for our ongoing operations. Leasehold improvements with a book value of approximately $383,000 at September 30, 2006 will be subject to an impairment charge upon termination of the lease agreement.
     Upon cessation of our current online retail operations, we will become a public shell company with limited, if any operations and we will consider all available alternatives, including the acquisition of a new business and/or the redeployment of our remaining business assets (i.e.: our www.ashford.com domain name and technology). Although we do not currently expect to liquidate Odimo, if we later determine liquidation is in the best interests of our stockholders, we cannot give any assurances as to the amount of liquidation proceeds that might eventually be distributed to our stockholders.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Measure	2006	2005	2006	2005
Number of orders	9,142	23,279	53,676	92,040

Average order value	$285	$445	$349	$409
Product Mix:
Watches	84.3%	38.8%	48.9%	36.3%
Diamonds*	—%	33.7%	24.3%	33.5%
Jewelry*	—%	15.9%	17.9%	18.0%
Luxury goods	15.7%	11.6%	8.9%	12.2%

Total	100.0%	100.0%	100.0%	100.0%

*	Through May 11, 2006.
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
Results of Operations
     The following table sets forth information for the three and nine months ended September 30, 2006 and 2005 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, gain on sale of assets, net interest expense, and net losses both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage data)				(in thousands, except percentage data)
		% of Net		% of Net		% of Net		% of Net
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
Net sales	$2,382	100.0%	$9,132	100.0%	$17,137	100.0%	$33,367	100.0%
Cost of sales	2,160	90.7	7,091	77.7	13,613	79.4	25,261	75.7

Gross profit	222	9.3	2,041	22.3	3,524	20.6	8,106	24.3

Operating expenses:
Fulfillment	194	8.2	580	6.4	1,263	7.4	2,273	6.8
Marketing	123	5.2	1,092	12.0	2,235	13.0	4,657	14.0
General and administrative	1,813	76.1	2,954	32.3	7,091	41.4	8,007	24.0
Depreciation and amortization	1,019	42.8	956	10.5	2,919	17.0	2,666	8.0

Total operating expenses	3,149	132.2	5,582	61.1	13,508	78.8	17,063	52.8

Loss from operations	(2,927)	(122.9)	(3,541)	38.8	(9,984)	(58.3)	(9,497)	(28.5)
Gain on sale of diamond and jewelry business assets	—	—	—	—	6,904	40.3	—	—
Interest (expense) income, net	8	0.3	10	0.1	(17)	(0.1)	(41)	(0.1)

Net income (loss)	$(2,919)	(122.6)%	$(3,531)	(38.7)%	$(3,097)	(18.1)%	$(9,538)	(28.6)%

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005
     Net Sales. Net sales for the three months ended September 30, 2006 decreased 73.9% to $2.4 million from $9.1 million for the three months ended September 30, 2005. Approximately $4.5 million of this decrease resulted from a decrease in sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com, a decrease of $690,000 in sales of luxury goods and a decrease of $1.5 million in sales of watches. Net sales for the three months ended September 30, 2006 generated from our two websites, www.ashford.com and www.worldofwatches.com did not include any sales of jewelry or diamonds because we exited the jewelry and diamond business in May 2006. Net sales for the three months ended September 30, 2005, exclusive of jewelry and diamonds, generated from our three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com were $4.6 million. We experienced a 48.3% decline in net sales of goods other than jewelry and diamonds for the three months ended September 30, 2006 compared with our net sales of these items for the three months ended September 30, 2005.
     Number of orders for the three months ended September 30, 2006, decreased 60.7% to 9,142 from 23,279 for the three months ended September 30, 2005. This decrease was a result of the sale of our online jewelry and diamond business and a decrease in new customers as well as decreased sales to existing customers. In the aggregate, across our two websites, we experienced a 44.5% decrease in visitors to our websites during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, our average order value decreased 36.1% to $285 from $445 for the three months ended September 30, 2005. This decrease in average order value is due to a shift in our product mix with a 45.5% increase in watches, a 15.9% decrease in jewelry, a 33.7% decrease in diamonds, and a 4.0% increase in the sale of luxury goods. The decrease in sales, number of orders of diamonds and jewelry and the decrease in average order value were partially caused by the sale of our online jewelry and diamond business. Diamonds and jewelry tended to have a higher average order value than watches and luxury goods.
     Gross Profit. Gross profit for the three months ended September 30, 2006 decreased 89.1% to $222,000 from $2.0 million for the three months ended September 30, 2005 due to decreased sales volume and increased promotions and discounts offered on ashford.com and worldofwatches.com. In addition, we recorded a reserve for markdowns of $309,000 consistent with our policy to adjust the carrying amount of our inventories to lower of cost or market. Our gross profit as a percentage of net sales or gross margin decreased to 9.3% for the three months ended September 30, 2006 compared to 22.3% for the three months ended September 30, 2005.
     Fulfillment. Fulfillment expenses for the three months ended September 30, 2006 decreased 66.5% to $194,000 from $580,000 for the three months ended September 30, 2005. This was primarily due to a 60.7% decrease in orders and resulting decreases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the three months ended September 30, 2006 increased to 8.2% compared to 6.4% for the three months ended September 30, 2005.
     Marketing. The majority of our marketing budget is used to purchase selected keywords on search engines. We also attract customers by participating in affiliate programs and shopping comparison websites. Marketing expenses for the three months ended September 30, 2006 decreased 88.7% to $123,000 from $1.1 million for the three months ended September 30, 2005. The decrease was primarily due to decreased online advertising subsequent to the sale of our online jewelry and diamond business. As a percentage of net sales, marketing expenses for the three months ended September 30, 2006 decreased to 5.2% compared to 12.0% for the three months ended September 30, 2005.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 decreased 38.7% to $1.8 million from $3.0 million for the three months ended September 30, 2005. This decrease is a result of the reduction in our workforce and other expenses related to our online jewelry and diamond business which was sold in May 2006. As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2006 increased to 76.1% compared to 32.3% for the three months ended September 30, 2005. The increase is due to the decline in net sales for the quarter while certain general administrative expenses remained fixed.
     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2006 increased 6.6% to $1.0 million from $956,000 for the three months ended September 30, 2005. This increase is attributable to the increase in software development costs placed in service during 2006 and are currently being depreciated with no corresponding depreciation expense during the three months ended September 30, 2005.
     Interest Income. Interest income, was $8,000 and $10,000 for the three months ended September 30, 2006 and 2005.
     Net Loss. Net loss for the three months ended September 30, 2006 was $2.9 million as compared to a net loss of $3.5 million for the three months ended September 30, 2005. The decrease in net loss was primarily attributable to decreased general and administrative expenses, marketing and fulfillment costs offset by decreased gross profit.
Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
     Net Sales. Net sales for the nine months ended September 30, 2006 decreased 48.6% to $17.1 million from $33.4 million for the nine months ended September 30, 2005. Approximately $10.0 million of this decrease resulted from sales of diamonds and fine jewelry, which were primarily sold through www.diamond.com and a decrease of $6.3 million in sales of watches and luxury goods. Net sales of items other than jewelry and diamonds for the nine months ended September 30, 2006 (generated from our three websites) www.diamond.com, www.worldofwatches.com and www.ashford.com through May 11, 2006 and generated from our two websites, www.worldofwatches.com and www.ashford.com thereafter) were $9.9 million. Net sales of items other than jewelry and diamonds for the nine months ended September 30, 2005 (generated from our three websites) were $ 16.2 million. We experienced a 38.8% decline in net sales of goods other than jewelry and diamonds for the nine months ended September 30, 2006 compared with our net sales of these items for the nine months ended September 30, 2005.
     Number of orders for the nine months ended September 30, 2006, decreased 41.7% to 53,676 from 92,040 for the nine months ended September 30, 2005. This decrease was a result of a decrease in new customers as well as decreased sales to existing customers across our product categories. In the aggregate, across our three websites, we experienced a 36.9% decrease in visitors to our websites during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our average order value decreased 14.6% to $349 from $409 for the nine months ended September 30, 2005. This decrease in orders and decrease in average order value is due to the decrease in the sale of diamonds and fine jewelry resulting in part from the sale of our online jewelry and diamond business. Diamonds and jewelry tend to have a higher average order value than watches and other luxury goods.
     Gross Profit. Gross profit for the nine months ended September 30, 2006 decreased 56.5% to $3.5 million from $8.1 million for the nine months ended September 30, 2005 due to decreased sales volume. Our gross profit as a percentage of net sales decreased to 20.6% for the nine months ended September 30, 2006 compared to 24.3% for the nine months ended September 30, 2005. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2006 was primarily the result of discounts on ashford.com and worldofwatches.com. In addition, during the third quarter 2006, we recorded a reserve for markdowns of $309,000 consistent with our policy to adjust the carrying amount of our inventories to lower of cost or market.
     Fulfillment. Fulfillment expenses for the nine months ended September 30, 2006 decreased 44.4% to $1.3 million from $2.3 million for the nine months ended September 30, 2005. This was primarily due to a 41.7% decrease in orders and resulting decreases in credit card processing fees and shipping costs. As a percentage of net sales, fulfillment expenses for the nine months ended September 30, 2006 increased to 7.4% compared to 6.8% for the nine months ended September 30, 2005.
     Marketing. Marketing expenses for the nine months ended September 30, 2006 decreased 52.0% to $2.2 million from $4.7 million for the nine months ended September 30, 2005. The decrease was primarily due to decreased online advertising since the sale of our online jewelry and diamond business in May 2006. As a percentage of net sales, marketing expenses for the nine months ended September 30, 2006 decreased to 13.0% compared to 14.0 % for the nine months ended September 30, 2005.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2006 decreased 11.4% to $7.1 million from $8.0 million for the nine months ended September 30, 2005. This decrease is a result of the reduction in our workforce and other expenses related to our online jewelry and diamond business which was sold in May 2006. As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2006 increased to 41.4% compared to 24.0 % for the nine months ended September 30, 2005. The increase is due to the decline in net sales for the quarter while certain general administrative expenses remained fixed.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 increased 9.5% to $2.9 million from $2.7 million for the nine months ended September 30, 2005 due to the addition of software development costs placed in service in 2006 and are currently being depreciated with no corresponding depreciation expense during the nine months ended September 30, 2005.
     Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2006 decreased 59.1% to $17,000 from $41,000 for the nine months ended September 30, 2005. This decrease is attributable to the paydown of our line of credit facility in May 2006.
     Net Loss. Net loss for the nine months ended September 30, 2006 was $3.1 million as compared to $9.5 million for the nine months ended September 30, 2005. The decrease was primarily attributable to a $6.9 million gain on the sale of assets. Without this $6.9 million gain, our net loss for the nice months ended September 30, 2006 would have been $9.7 million.
Liquidity and Capital Resources
     During the third quarter ended September 30, 2006, we funded our operations with cash from operations. Our revenues have not been sufficient to satisfy our operating expenses and our cash reserves have been depleted to fund ongoing operating losses.
     Discussion of Cash Flows
     Net cash used in operating activities for the nine months ended September 30, 2006 was $9.8 million compared to $12.0 million for the nine months ended September 30, 2005. Included in the net cash used in operating activities for the nine months ended September 30, 2006 is a $5.1 million decrease in inventories partially related to the sale of our online jewelry and diamond business offset by an $8.3 million decrease in accounts payable and accrued liabilities. In addition, in March 2006 we returned approximately $4.0 million of diamond inventory against a related party payable to SDG Marketing and delivered approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable to SDG Marketing.
     Net cash provided by investing activities for the nine months ended September 30, 2006 was $6.2 million compared to net cash used in investing activities of $2.8 million for the nine months ended September 30, 2005. Included in net cash provided by investing activities in 2006 are net proceeds of $6.9 million resulting from the sale of our online jewelry and diamond business. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development.
     Included in net cash provided by financing activities in 2005 was $22.3 million in proceeds from our public offering and $1.3 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million.

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
     Liquidity Sources
     Our current sources of short-term liquidity consist of cash and cash equivalents and cash generated from operations. Through May 11, 2006, we had a secured revolving credit facility. On May 12, 2006, the credit facility was paid in full and terminated contemporaneous with the closing of the sale of our online jewelry and diamond business. As of the termination date of the credit facility, we had approximately $2.0 million of indebtedness outstanding under the credit facility.
     As of September 30, 2006, we had $264,000 of cash and cash equivalents (exclusive of $221,000 of restricted cash pledged as collateral to a credit card processing company and $100,000 held in escrow as security for our indemnification and other obligations under the Purchase Agreement and related agreements concerning the sale of our online jewelry and diamond business ) compared to $3.8 million of cash and cash equivalents as of December 31, 2005 (exclusive of $755,000 of restricted cash pledged as collateral to a credit card processing company). Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase. As of November 9, 2006, we had approximately $311,000 of cash and cash equivalents (exclusive of $221,000 restricted cash pledged as collateral to a credit card processing company and $100,000 held in escrow as security for our indemnification and other obligations under the Purchase Agreement and related agreements concerning the sale of our online jewelry and diamond business). Since the sale of our online jewelry and diamond business, our vendors have not provided to us as flexible payment terms to acquire inventory as they had in the past and our revenues have not been sufficient to satisfy our operating expenses causing our reserves to be depleted. As of November 9, 2006, we had approximately $480,000 of remaining inventory at its net realizable value net of a $62,000 inventory reserve.
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to those financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s property and equipment, including computers, software and equipment, may be subject to an impairment charge, depending upon, among other things, the Company’s future business operations. The impairment charge, if any, is not presently ascertainable.

     Contractual Obligations
     Future payments due under contractual obligations as of September 30, 2006 are listed below:

		Payments Due by Period
		Less
		Than
	Total	1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating lease obligations*	$1,032	$61	$486	$486

Total	$1,032	$61	$486	$486

*	In November 2006 we entered into an agreement with our landlord whereby we have been granted the right to terminate and be released from any further liability under our lease for our corporate headquarters in consideration for a one time lump sum payment to be made prior to January 1, 2007 of $500,000 and our release of our security deposit of approximately $80,000. We presently intend to exercise this right in December 2006, vacate our current space and lease substantially reduced and less expensive office space for our ongoing operations. Leasehold improvements with a book value of approximately $383,000 at September 30, 2006 will be subject to an impairment charge upon termination of the lease agreement.
     We do not have any off balance sheet arrangements.
Outstanding Stock Options
     As of September 30, 2006, we had outstanding vested options to purchase approximately 162,000 shares of common stock, at a weighted average exercise price of $11.49 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
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
     Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the nine months ended September 30, 2006 nor were any options exercised during the quarter. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2006.
Recently Issued Accounting Standards
     On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which requires the use of a “by design” approach for determining whether an interest is variable when applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity (“VIE”), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. We adopted the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. The adoption of this FSP did not have a material impact on our results of operations or financial position.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address the diversity in practice in quantifying financial statements misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the financial statements and related disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is evaluating the impact SAB 108 will have on its financial statements.
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

We are implementing a plan to cease our online retailing operations by December 31, 2006 and thereafter will become a non-operating shell company.
     We have entered into a non-binding letter of intent to sell our domain name www.worldofwatches.com and selected equipment for $410,000 and will continue to search for a buyer for our remaining online retailing operating assets. We are selling our remaining inventory and will use substantially all of our remaining liquid assets to discharge our remaining liabilities. We anticipate by December 31, 2006, we will have sold substantially all of our remaining inventory, will have discharged all of our remaining liabilities and will have ceased operations as an online retailer. Upon cessation of our current online retail operations, we will become a public shell company with limited, if any, operations and we will consider all available alternatives, including the acquisition of a new business and/or the redeployment of our remaining business assets. There can be no assurances that we will be successful in identifying acquisition candidates or that if identified we will be able to consummate a transaction on terms acceptable to us.
     While we anticipate having sufficient liquid assets to satisfy our liabilities, if we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
     In November 2006 we entered into an agreement with our landlord whereby we have been granted the right to terminate and be released from any further liability under our lease for our corporate headquarters in consideration for a one time lump sum payment to be made prior to January 1, 2007 of $500,000 and our release of our security deposit of approximately $80,000. We presently intend to exercise this right in December 2006, vacate our current space and lease substantially reduced and less expensive office space for our ongoing operations. Leasehold improvements with a book value of approximately $383,000 at September 30, 2006 will be subject to an impairment charge upon termination of the lease agreement.
If it is determined that our sales of decoded watches violate state laws, we would be subject to claims for damages, fines or other penalties or be unable to sell decoded watches in such states.
     Many of the brand name watches we sell have had their serial numbers removed (“decoded”). We have reviewed the laws of each of the 50 states, and have identified 41 states that have statutes that prohibit the sale or possession of certain products that have been decoded. Among the 41 states, only California, Georgia and South Dakota have statutes that specifically refer to decoded watches. In 11 states (in which our net sales of decoded watches were approximately $369,000 and $614,000 during the three months ended September 30, 2006 and 2005, respectively), the statutes contain exceptions for products that have not been stolen or if there was no intent to defraud, deceive or misrepresent. However, in 30 states (in which our aggregate net sales of decoded watches were approximately $330,000 and $1,068,000 during the three months ended September 30, 2006 and 2005, respectively), including California, Georgia and South Dakota, the statutes do not contain these exceptions. As a result, there is uncertainty as to whether these laws apply to sales of decoded watches if the goods are not stolen or if there is no intent to defraud, deceive or misrepresent. In addition, if we inadvertently purchase stolen watches, we may be unable to rely on these exceptions. We do not engage in the same in-house compliance and quality testing procedures for watches as we do for our other merchandise. The only procedures we follow to ensure that the watches we purchase are not stolen are that we purchase in significant quantities and we purchase watches only from suppliers with whom we have a pre-existing relationship or to whom we have been referred. Accordingly, we face increased risk that the watches we buy may be stolen or counterfeit because we do not have access to source documentation for our watches. If a court were to determine that our sales of decoded watches violate the laws of any state, we would be subject to claims for damages, and fines or other penalties, and we would be unable to continue to sell decoded watches in that state. We derived approximately $608,000 and $ 1.4 million of net sales from decoded watches during the three months ended September 30, 2006 and 2005, respectively, which represented approximately 31% and 41% of our net sales of watches and approximately 26 % and 16.0% of our total net sales during the three months ended September 30, 2006 and 2005, respectively.
     In addition to the statutes described above, seventeen states (in which net sales of decoded watches was approximately $422,000 and $1,041,000 during the three months ended September 30, 2006 and 2005, respectively) have statutes that regulate the sale of decoded watches. These laws categorize decoded watches as “grey market” goods or “secondhand” watches and impose specific disclosure requirements. For example, laws in California and New York prohibit anyone from offering “grey market” goods without affixing to the product a label or tag disclosing, among other things, that the item is “secondhand” and is not covered by the manufacturer’s express written warranty, even though the item has never been used. We have recently implemented procedures, such as affixing a tag disclosing that the item is “secondhand”, and designed our websites to contain the requisite disclosure (i.e. no manufacturer’s warranty) to comply with the laws in these states that regulate the sale of decoded watches. However, if a court were to determine that we failed to comply with such laws in a particular state, we could be subject to claims for damages, fines or other penalties or prohibited from selling decoded watches in that state.
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
ITEM 1A. Risk Factors
     See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 6. Exhibits
     (a) Exhibits

Exhibit
Number		Description

2.1	(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002.

3.1	(1)	Amended and Restated Certificate of Incorporation

3.2	(1)	Amended and Restated Bylaws

4.1	(1)	Form of Specimen Stock Certificate

4.2.1	(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock

4.2.2	(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock

10.1.1	(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan

10.1.2	(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan

10.2	(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.

10.3.1	(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.

Exhibit
Number		Description
10.3.2	(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.4.1	(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.

10.4.2	(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

10.5.1	(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton

10.5.2	(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum

10.5.3	(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum

10.5.4	(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous

10.5.6	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum

10.5.7	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum

10.5.8	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous

10.5.9	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete

10.5.10	(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton

10.5.11	(5)	Amendment No. 1 to Employment Contract dated as of May 11, 2006 between Jeff Kornblum and the registrant

10.6	(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.7	(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

10.8.1	(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.2	(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.3	(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.

10.8.4	(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP

10.9	(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC

10.10	(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

Exhibit
Number		Description
10.12	(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP.

10.13	(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.14	(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.15	(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10.16	(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support

10.17	(4)	Termination Agreement dated March 29, 2006 by and between the registrant and SDG Marketing, Inc.

10.18	(4)	Third Amendment to Loan and Security Agreement dated March 30, 2006 by and among Silicon Valley Bank the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.19	(5)	Asset Purchase Agreement dated as of May 11 , 2006 by and among the registrant, Ice.com, Inc. and Ice Acquisition, LLC

10.20	(5)	Transition Services Agreement dated as of May11 , 2006 by and among the registrant, Ice.com, Inc. and Ice Acquisition, LLC

10.21	(5)	Separation Agreement dated as of May 11,, 2006 between Alan Lipton and the registrant

10.22	*	Modification and Settlement Agreement dated November 6, 2006 between IBB Realty, LLC and the registrant

14.1	(2)	Code of Business Conduct and Ethics

16.1	(3)	Letter of Deloitte & Touche LLP dated September 2, 2005

16.2	(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005

21.1	(1)	Subsidiaries of Odimo Incorporated

23.1	(4)	Consent of Deloitte & Touche LLP

23.2	(4)	Consent of Rachlin Cohen & Holtz LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of t he Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006 and is incorporated herein by reference.

(5)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 12, 2006 filed with the Securities and Exchange Commission on May 11, 2006 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
/s/ Amerisa Kornblum
Date: November 13, 2006	Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)