Form 10-K
period 2006-12-31
Odimo INC
filed 2007-04-02
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 000-51161
ODIMO INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	22-3607813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14051 N.W. 14th Street, Sunrise, Florida	33323
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2006 as reported by Nasdaq, was approximately $4.78 million. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2007, 7,038,958, shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2006

PART I
FORWARD-LOOKING STATEMENTS
     This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about our ability to continue as a going concern.
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
ITEM 1. BUSINESS
Background
     Prior to May 2006, we were an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods through three websites, www.diamond.com, www.worldofwatches.com and www.ashford.com. In May 2006, we sold assets related to our online diamond and jewelry business operations, including our domain name www.diamond.com. In December 2006, we sold assets related to our online watch business operations, including our domain name www.worldofwatches.com. In February 2007, we entered into a renewable arrangement with Ice.com, Inc. (“Ice”) which initially runs through December 31, 2007, whereby Ice hosts our www.ashford.com homepage and visitors to our www.ashford.com website are redirected to websites owned and operated by Ice. We earn commissions based on a percentage of gross sales made to customers of Ice’s websites who click thru from www.ashford.com. Ice paid us a $70,000 refundable down payment against these commissions. Under this arrangement with Ice, we are not be the seller of record of any products sold. In addition, pursuant to this arrangement and for so long as the arrangement exists, we have granted to Ice a right of first refusal to acquire www.ashford.com. On March 27, 2007, we entered into a letter of intent with an unrelated third party to sell all of our rights to the domain name www.ashford.com and related intellectual property rights, product images and other intangibles for $300,000 which purchase price was increased to $400,000 on April 1, 2007 subject to the transaction closing on or prior to April 11, 2007. As part of the letter of intent, we received a non-refundable deposit of $100,000 against the anticipated purchase price. The closing of the sale of these assets is subject to the execution of a definitive agreement and due diligence. There can be no assurances that we will close the sale of these assets.
Future Plans
     Except for our arrangement with Ice to host our www.ashford.com website, we are a non operating shell corporation. We intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. We intend to devote substantially all of our time to identifying potential merger or acquisition candidates. There can be no assurances that we will enter into such a transaction in the near future or on terms favorable to us, or that other funding sources will be available.

Going Concern
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses for the past several years and as of December 31, 2006, our financial statements reflect negative working capital and a stockholders’equity deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As of March 26, 2007 we have borrowed from Alan Lipton, our Chairman of the Board of Directors the sum of $530,000. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of the Company’s assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. Our repayment obligation under the Second Note is unsecured. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
Employees
     Amerisa Kornblum, our Chief Executive Officer and Chief Financial Officer and two other administrative employees are our only employees.
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
Except for our arrangement with a third party to host our www.ashford.com website, we are a non-operating shell company.
     Except for our limited operations needed in connection with Ice hosting our www.ashford.com website, we are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that if identified we will be able to consummate a transaction on terms acceptable to us.
     While we anticipate having sufficient liquid assets to satisfy our liabilities, if we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt, including loans from related parties. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
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
Our common stock is currently quoted for trading on the Over the Counter Bulletin Board which may adversely impact the liquidity of our shares and reduce the value of an investment in our stock.
     Effective August 14, 2006, our common stock was delisted from quotation on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and on the same day our common stock became quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board (OTCBB). Our common stock has historically been sporadically or “thinly traded” (meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent) and no assurances can be given that a broader or more active public trading market for our common stock will develop or be sustained in the future or that current trading levels will be sustained. You may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.
Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.
     Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and is considered a “penny stock.” The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ SmallCap Market.
     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.
     Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market. There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.
Our stock price has been and may continue to be volatile.
     The market price for our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control.
Future sales of our common stock may cause our stock price to decline.
     A small number of our current stockholders hold a substantial number of shares of our common stock. Shares held by our officers, directors and principal stockholders are considered “restricted securities” within the meaning of Rule 144 under the Securities Act and, are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144.

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
     Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:
•	Our board of directors has the exclusive right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	Our stockholders may not act by written consent. As a result, a holder or holders controlling a majority of our capital stock would be able to take certain actions only at a stockholders’ meeting;

•	No stockholder may call a special meeting of stockholders. This may make it more difficult for stockholders to take certain actions;

•	Our stockholders may not remove a director without cause, and our certificate of incorporation provides for a classified board of directors with staggered, three-year terms. As a result, it could take up to three years for stockholders to replace the entire board;

•	Our certificate of incorporation does not provide for cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates;

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•	Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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

A significant portion of our voting power is concentrated and, as a result, our other stockholders’ ability to influence corporate matters may be limited.
     Elao, LLC, a limited liability company controlled by Alan Lipton, owns approximately 41% of our outstanding voting stock. Accordingly, Mr. Lipton will have significant influence over the management and affairs of Odimo and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Odimo or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, Mr. Lipton may take actions that Odimo’s other stockholders do not view as beneficial.
Our ability to use net operating loss carryforwards may be limited.
     Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe such limitations may be significant. This limitation may adversely effect our ability to attract certain business combination candidates and/or consummate a business combination with an operating business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate office is located in Sunrise, Florida, where we lease approximately 900 square feet pursuant to a month to month agreement. We pay approximately $850 per month for this office space.
ITEM 3. LEGAL PROCEEDINGS
     We are currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against us. In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, our former Chief Executive Officer and President and current Chairman of the Board of Directors and Amerisa Kornblum, our current Chief Executive Officer and Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of our common stock in or traceable to our initial public offering. The complaint generally alleges that we and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with our initial public offering regarding the impact to our operations of advertising expenses. We believe that the lawsuits are without merit and intend to vigorously defend ourselves. We and the individual defendants filed a motion to dismiss the complaint which was granted in part and denied in part. We and the individual defendants have filed an answer to the complaint and have exchanged initial discovery and interrogatories with the plaintiffs. The plaintiffs have filed a motion for class certification which has not yet been heard. As discovery has only proceeded through the very preliminary stages, we are currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock was quoted for trading on the Nasdaq National Market from February 15, 2005 through August 13, 2006 and has been quoted for trading on the OTCBB since August 14, 2006 under the symbol ODMO. Prior to February 15, 2005, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on the Nasdaq National Market for the quarterly periods from February 15, 2005 through August 13, 2006 and the reported low bid and high bid per share quotations for our common stock for the quarterly periods since August 14, 2006. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2005 (from February 15, 2005)	8.96	6.10
Second Quarter 2005	6.75	3.76
Third Quarter 2005	5.50	1.45
Fourth Quarter 2005	2.18	1.26

First Quarter 2006	2.05	1.25
Second Quarter 2006	1.67	1.16
Third Quarter 2006 (through August 13, 2006)	1.24	0.69
Third Quarter 2006 (from August 14, 2006)	0.75	0.20
Fourth Quarter 2006	0.24	0.06

First Quarter 2007 (through March 6, 2007)	0.16	0.08
     The approximate number of holders of record of our common stock as of March 2, 2007 is 47, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
Dividend Policy
     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Equity Compensation Plan
     The following table details our equity compensation plan as of December 31, 2006:

2006 EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plan
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights*	and rights	column (a))
Equity compensation plans approved by security holders	131,525	$12.26	427,866
Equity compensation plans not approved by security holders	—	—	—
Total	131,525	$12.26	427,866

*	Includes options to acquire 100,460 shares held by Jeff Kornblum, Amerisa Kornblum and George Grous, which were cancelled as of January 15, 2007.
Recent Sales of Unregistered Securities
None
Repurchases of Equity Securities
None

ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth below is derived from our audited consolidated financial statements and is not indicative of future operating results since we currently only engage in limited operations. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for Odimo Incorporated and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Amounts are in thousands, except per share amounts.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Net sales	$18,984	$51,841	$52,244	$41,694	$27,520
Cost of sales	15,854	39,310	37,141	29,945	19,932

Gross profit	3,130	12,531	15,103	11,749	7,588

Operating expenses:
Fulfillment	1,414	3,620	3,516	2,589	1,830
Marketing	2,160	7,625	6,629	3,709	2,179
General and administrative(1)	9,566	11,343	14,140	8,463	7,240
Depreciation and amortization	3,598	3,576	2,749	3,024	2,529
Goodwill impairment charge	—	9,792	—	—	—
Impairment of long-lived assets	5,385	—	—	—	—

Total operating expenses	22,123	35,956	27,034	17,785	13,778

Loss from operations	(18,993)	(23,425)	(11,931)	(6,036)	(6,190)
Gain on sale of assets	7,185
Interest (expense) income, net	(16)	(66)	(585)	(1,107)	1

Net loss	(11,824)	(23,491)	(12,516)	(7,143)	(6,189)
Dividends to preferred stockholders(2)	—	(832)	(15,378)	(4,519)	(4,047)

Net loss attributable to common stockholders	$(11,824)	$(24,323)	$(27,894)	$(11,662)	$(10,236)

Net loss per common share:
Basic and diluted	$(1.65)	$(3.86)	$(44.35)	$(18.54)	$(16.30)

Weighted average common shares outstanding:
Basic and diluted	7,155	6,302	629	629	628

Pro forma net loss per common share attributable to common stockholders(3) :
Basic and diluted			$(5.50)
Pro forma weighted average common shares outstanding(3):
Basic and diluted			4,037

	As of December 31,
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
	(in thousands)
Cash and cash equivalents	$75	$3,831	$1,663	$5,135	$6,501
Total assets	598	24,730	40,510	30,631	30,966
Bank credit facility	—	—	9,282	—	—
Stockholder notes (including current maturities)	—	—	—	5,426	6,154
Note payable to related party	300	—	—	—	—
Total liabilities	1,074	13,382	29,305	17,723	11,853
Total stockholders’ equity (deficiency)	(476)	11,348	11,205	12,908	19,113

(1)	Includes non-cash stock-based compensation of $0, $0, $4.7 million, $2,000, and $39,000 during the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	For the years ended December 31, 2006, 2005, 2004, 2003 and 2002 dividends to preferred stockholders includes approximately $0, $832,000, $5.7 million, $4.5 million, and $4.0 million of cumulative but undeclared dividends on our convertible preferred stock. During the year ended December 31, 2004, dividends to preferred stockholders also included approximately $9.7 million of deemed dividends related to the issuance of Series C preferred stock to existing stockholders. This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.

(3)	The pro forma net loss per share assumes that all shares of convertible preferred stock outstanding as of December 31, 2004 were converted into approximately 3,154,000 shares of common stock on January 1, 2004 and all warrants to purchase shares of convertible preferred stock outstanding as of December 31, 2004 were exercised and converted into approximately 254,000 shares of common stock as of January 1, 2004.
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
Overview
     All information contained in this report reflects our operations as an online retailer of jewelry, diamonds, watches and luxury goods on www.diamond.com; www.ashford.com; and www. worldofwatches.com through May 11, 2006 and watches and luxury goods on www.worldofwatches and www.ashford.com from May 12, 2006 through November 30, 2006 and watches and luxury goods on www.ashford.com from May 12, 2006 through December 31, 2006.
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses for the past several years and as of December 31, 2006, our financial statements reflect negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Results of Operations
     The following table sets forth information for years ended December 31, 2006, 2005 and 2004 about our net sales, cost of sales, gross profit, operating expenses, losses from operations, net interest income (expense), and net losses both in dollars and as a percentage of net sales:

	Year Ended December 31,
	2006	% of Net Sales	2005	% of Net Sales	2004	% of Net Sales
	(in thousands, except percentage data)
Net sales	$18,984	100.0%	$51,841	100.0%	$52,244	100.0%
Cost of sales	15,854	83.5	39,310	75.8	37,141	71.1

Gross profit	3,130	16.5	12,531	24.2	15,103	28.9

Operating expenses:
Fulfillment	1,414	7.4	3,620	7.0	3,516	6.7
Marketing	2,160	11.4	7,625	14.7	6,629	12.7
General and administrative(1)	9,566	50.5	11,343	21.8	14,140	27.1
Depreciation and amortization	3,598	19.0	3,576	6.9	2,749	5.3
Impairment of long-lived assets and goodwill	5,385	28.4	9,792	18.9	—	—

Total operating expenses	22,123	116.5	35,956	69.3	27,034	52.3

Loss from operations	(18,993)	(100.0)	(23,425)	(45.2)	(11,931)	(22.8)
Gain on sale of assets	7,185	37.8
Interest income (expense), net	(16)	(0.1)	(66)	(0.1)	(585)	(1.1)

Net loss	$(11,824)	62.4%	$(23,491)	(45.3)%	$(12,516)	(24.0)%

(1)	Includes non-cash stock-based compensation of $0, $0, and $4.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.
Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
     Net Sales. Net sales for the year ended December 31, 2006 decreased to $19.0 million from $51.8 million for the year ended December 31, 2005. In the aggregate, across our three websites, we experienced a significant decrease in visitors to our websites during the year ended December 31, 2006 as compared to the year ended December 31, 2005. This substantial decrease in customer traffic resulted in substantially lower number of orders in 2006 as compared with 2005. In addition, to attract online customers and to sell through our inventory, during 2006, we offered discounts and promotions on our product offerings. This resulted in sales of items at reduced prices, in certain cases, below cost.
     Gross Profit. Gross profit for the year ended December 31, 2006 decreased 75.0% to $3.1 million from $12.5 million for the year ended December 31, 2005 due to our exiting the diamond and jewelry business in May 2006, the sale of our www.worldofwatches.com website in December 2006, the discounts and promotions offered on the sale of products through 2006 and the liquidation of our remaining inventory during the fourth quarter of 2006. Our gross profit as a percentage of net sales decreased to 16.5% for the year ended December 31, 2006 compared to 24.2% during the year ended December 31, 2005. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2006 was primarily the result of our discounts and promotions offered on the sale of products through 2006 and the liquidation of our remaining inventory during the fourth quarter of 2006.
     Fulfillment. Fulfillment expenses for the year ended December 31, 2006 decreased to $1.4 million from $3.6 million for the year ended December 31, 2005. As a percentage of net sales, fulfillment expenses for the year ended December 31, 2006 increased slightly to 7.4% compared to 7.0% for the year ended December 31, 2005. This was primarily driven by higher shipping costs and the addition of third party drop shippers during the fourth quarter of 2006.

     Marketing. Marketing expenses for the year ended December 31, 2006 decreased 72.4% to $2.1 million from $7.6 million for the year ended December 31, 2005. The decrease was primarily due to a significant reduction in our online advertising for the year ended December 31, 2006, partially due to our winding down the operations of www.worldofwatches.com and www.ashford.com. As a percentage of net sales, marketing expenses for the year ended December 31, 2006 decreased to 11.4% compared to 14.7% for the year ended December 31, 2005.
     General and Administrative. General and administrative expenses for the year ended December 31, 2006 decreased 15.5% to $9.6 million from $11.3 million for the year ended December 31, 2005. This decrease was due to decreased salary and related expenses associated with the termination, during 2006, of substantially all of our workforce. As a percentage of net sales, general and administrative expenses for the year ended December 31, 2006 increased to 50.5% compared to 21.8% for the year ended December 31, 2005.
     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2006 and 2005 was $3.6 million. As a percentage of net sales depreciation and amortization increased to 19.0% from 6.9% due to decreased net sales in 2006.
     Goodwill Impairment. For the year ended December 31, 2005 we recorded an impairment charge of $9.8 million related to the impairment of goodwill.
     Impairment of Long-Lived Assets. In December 2006, we recorded an impairment charge of $5.4 million related to our 2007 sale of machinery and equipment, including computers, software and equipment, for $250,000.
     Gain on Sale of Assets. In connection with the May 2006 sale of assets related to our online diamond and jewelry business operations, including our domain name www.diamond.com, we recorded a net gain on sale of assets of $6.9 million in the second quarter of 2006. In connection with the December 2006 sale of assets related to our online watch business operations, including our domain name www.worldofwatches.com, we recorded a net gain on sale of assets of $281,000.
     Interest Expense, Net. Interest expense, net, for the year ended December 31, 2006 decreased 75.8% to $16,000 from $66,000 for the year ended December 31, 2005. This decrease is due to a decrease in borrowed capital for the year ended December 31, 2006.
     Net Loss. Net loss for the year ended December 31, 2006 was $11.8 million as compared to $23.5 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease in gross profit and a decrease in online marketing costs for the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, net loss for the year ended December 31, 2005 includes a non-cash charge of $9.8 million, related to the impairment of goodwill. For the year ended December 31, 2006, net loss includes a gain on sale of assets of $1.8 million related to the sale of certain assets of the Company. Excluding the gain on sale of assets during 2006 and non-cash charges incurred during the year ended December 31, 2005, our net loss would be $13.6 million for each of the years ended December 31, 2006 and December 31, 2005.
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     Net Sales. Net sales for the year ended December 31, 2005 decreased slightly to $51.8 million from $52.2 million for the year ended December 31, 2004.
     Number of orders for the year ended December 31, 2005, decreased 2.7% to 151,700 from 155,840 for the year ended December 31, 2004. This slight decrease resulted from a 2.1% decrease in new customers offset by increased sales to existing customers. However, for the year ended December 31, 2005, our average order value increased 3.4% to $387 from $374 for the year ended December 31, 2004. In the aggregate, however, across our three websites, we experienced a 24.7 % decrease in visitors to our websites during the year ended December 31, 2005 as compared to the year ended December 31, 2004.
     This increase in average order value is due to our increased sales of diamonds and jewelry in 2005 which have greater average order values than watches and luxury goods. In 2005 we offered promotions and discounts which resulted in sales of certain items, including handbags, at reduced prices resulting in an offset to our increase in average order value in 2005.
     Gross Profit. Gross profit for the year ended December 31, 2005 decreased 17.0% to $12.5 million from $15.1 million for the year ended December 31, 2004 due to discounts and promotions offered on the sale of luxury goods in 2005. Our gross profit as a percentage of net sales decreased to 24.2% for the year ended December 31, 2005 compared to 28.9% during the year ended December 31, 2004. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2005 was primarily the result of an increased proportion of net sales being derived from diamonds which had a lower margin than luxury goods and the sale of luxury goods discounted through promotions and offers on www.ashford.com.
     Fulfillment. Fulfillment expenses for the year ended December 31, 2005 increased slightly to $3.6 million from $3.5 million for the year ended December 31, 2004. As a percentage of net sales, fulfillment expenses for the year ended December 31, 2005 increased slightly to 7.0% compared to 6.7% for the year ended December 31, 2004. This was primarily driven by a shift in our product mix towards diamonds and fine jewelry in 2005 which had higher shipping costs per order.
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
Quarterly Operations Data
     The following tables set forth quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2006, including amounts expressed as a percentage of net sales. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair presentation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this report. Operating results for any quarter are not necessarily indicative of results for any future period.
     Historically, our net sales were highly seasonal, with increased sales around the major gift-giving holidays. A large percentage of our net sales was generated during the December holiday season and to a lesser extent in February and May due to Valentine’s Day and Mother’s Day. During the fourth quarter, our fulfillment costs typically increased as a percentage of net sales primarily as a result of shipping upgrades. Our general and administrative expenses were also seasonal as we increased our staffing in anticipation of increased sales activity.

	Three Months Ended
	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005
	(in thousands)
	(unaudited)
Net sales	$1,847	$2,382	$4,368	$10,387	$18,474	$9,132	$11,451	$12,784
Cost of sales	2,241	2,160	3,288	8,165	14,050	7,091	8,638	9,532

Gross profit (loss)	(394)	222	1,080	2,223	4,424	2,041	2,813	3,252

Operating expenses:
Fulfillment	151	194	311	758	1,347	580	805	888
Marketing	(75)	123	570	1,541	2,968	1,092	1,847	1,718
General and administrative(1)	2,475	1,812	2,421	2,859	3,337	2,954	2,586	2,467
Depreciation and amortization	679	1,019	1,021	878	910	956	858	852
Goodwill impairment charge	—	—	—	—	9,792	—	—	—
Impairment of long lived assets	5,385	—	—	—	—	—	—	—

Total operating expenses	8,615	3,149	4,323	6,037	18,354	5,582	6,096	5,925

Loss from operations	(9,009)	(2,927)	(3,243)	(3,814)	(13,930)	(3,541)	(3,283)	(2,673)
Gain (loss) on sale of assets	281		6,904
Interest income (expense), net	—	8	(14)	(10)	(24)	10	25	(76)

Net loss	$(8,728)	$(2,919)	$3,647	$(3,824)	$(13,954)	$(3,531)	$(3,258)	$(2,749)

	Three Months Ended
	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005
	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	121.3	90.7	75.3	78.6	76.1	77.7	75.4	74.6

Gross profit	(21.3)	9.3	24.7	21.4	23.9	22.3	24.6	25.4

Operating expenses:
Fulfillment	8.1	8.2	7.1	7.3	7.3	6.4	7.0	6.9
Marketing	(4.0)	5.2	13.0	14.8	16.1	12.0	16.1	13.4
General and administrative	135.1	76.1	55.4	27.5	18.1	32.3	22.6	19.3
Depreciation and amortization	36.8	42.8	23.4	8.5	4.9	10.5	7.5	6.7
Goodwill impairment charge	—	—	—	—	53.0	—	—	—
Impairment of long-lived assets	291.5	—	—	—	—	—	—	—

Total operating expenses	466.4	132.2	98.9	58.1	99.4	61.1	53.2	46.3

Loss from operations	(487.6)	(122.9)	74.2	(36.7)	(75.4)	(38.8)	(28.7)	(20.9)
Gain (loss) on sale of assets	(0.15)		158.7
Interest income (expense), net	—	0.3	(0.3)	(0.1)	(0.1)	(0.1)	0.2	(0.6)

Net loss	(473.5)%	(122.6)%	83.5%	(36.8)%	(75.5)%	(38.7)%	(28.4)%	(21.5)%

Liquidity and Capital Resources
     Historically, we funded our operations primarily through private placements of securities, with borrowings under our bank credit facility, from the net proceeds of $22.4 million from the initial public offering of our common stock in February 2005, and approximately $1.4 million from the exercise of warrants prior to the closing of our initial public offering.
Discussion of Cash Flows
     Net cash used in operating activities for the year ended December 31, 2006 was $10.5 million compared to net cash used in operating activities for the year ended December 31, 2005 of $11.4 million. Included in the net cash used in operating activities for the year ended December 31, 2006 is a $12.6 million reduction in accounts payable and accrued liabilities offset by a $10.0 million decrease in inventory.
     Net cash provided by investing activities in the year ended December 31, 2006 was $6.5 million compared to net cash used in investing activities of $3.4 million in the year ended December 31, 2005. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development. Included in net cash provided by investing activities in the year ended December 31, 2006 is $7.2 million of net proceeds from the sale of assets.
     Net cash provided by financing activities in the year ended December 31, 2006 was $300,000 as compared to $16.9 million of net cash provided by financing activities during the year ended December 31, 2005. Included in net cash provided by financing activities for the year ended December 31, 2005 is $24.8 million in net proceeds from our public offering (which when netted with initial public offering costs of $2.4 million incurred in 2004 results in net proceeds from our initial public offering of $22.4 million) and $1.3 million in proceeds from the exercise of warrants in February 2005 offset by repayment of our bank credit facility of $9.3 million. Net cash provided by financing activities in 2006 consists of $300,000 in proceeds from a related party notes payable.
     If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI) is positive during 2007, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. To the extent that we are required to make any such payments, our cash flow will be reduced accordingly.

Liquidity Sources
     Our principal sources of short-term liquidity consist of cash and cash equivalents, our borrowings and to a much lesser extent, our cash generated from our limited operations.
     As of December 31, 2006, we had $75,000 of cash and cash equivalents (and $108,000 of deposits with a credit card processing company) compared to $3.8 million of cash and cash equivalents (and $755,000 of deposits with a credit card processing company) as of December 31, 2005. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
     As of March 26, 2007 we have borrowed from Alan Lipton, our Chairman of the Board of Directors the sum of $530,000. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of the Company’s assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. Our repayment obligation under the Second Note is unsecured. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses for the past several years and as of December 31, 2006, our financial statements reflect negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
     Future payments due under contractual obligations as of December 31, 2006 are listed below:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
	(in thousands)
Note Payable to Alan Lipton*	$300			$300

*	As of December 31, 2006, Alan Lipton loaned to us the sum of $300,000, which amount was increased as of February 16, 2007 to $400,000, further increased to $500,000 on March 1, 2007 and further increased to $530,000 on March 21, 2007. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of the Company’s assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. Our repayment obligation under the Second Note is unsecured. We used the proceeds of the loan from Mr. Lipton for working capital purposes, including payment of our existing liabilities.

Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Outstanding Stock Options
     As of December 31, 2006, we had outstanding vested options to purchase approximately 131,525 shares of common stock, at a weighted average exercise price of $ 12.26 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
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
Goodwill and Other Long-Lived Assets
     Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires significant judgment to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. For 2006 and 2005, we have determined that we have one reporting unit. For the year ended December 31, 2005, we recorded an impairment charge of $9.8 million related to the impairment of goodwill.
     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. During 2006, we recorded impairment charges related to long lived assets of approximately $5.4 million.
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
Stock-Based Compensation
     We historically accounted for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for

Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for stock options granted to employees (including members of the board of directors), if any, was measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants was deferred and amortized to expense over the vesting period of the related options.
     Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. We elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, we prospectively adopted the provisions of SFAS 123R, Share-Based Payment, which requires all share-based awards to employees be recognized in the income statement based on their fair values. We had no unvested stock options as of January 1, 2006. No stock options were granted during 2006 nor were any options exercised during the period. As a result, there was no impact of SFAS 123R on our Consolidated Statements of Operations for the year ended December 31, 2006.
Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. We have reviewed, and implemented, the provisions of SAB No. 108 as of December 31, 2006, and have determined that it did not have a material impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Given our current limited operations, we do not believe we have any substantial exposure to market risk due to changes in interest rates. Our limited exposure relates primarily to the increase or decrease in the amount of interest income we can earn on our cash on hand and the amount of interest expense we incur for borrowed capital. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
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
     We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     Commencing January 2007, Amerisa Kornblum began to serve as both our Chief Executive Officer and Chief Financial Officer whereas prior to that date, Ms. Kornblum was the Chief Financial Officer. Subsequent to the end of the period covered by this report, Ms. Kornblum has observed that, although our operations subsequent to the year ended December 31, 2006 are limited, we have a material weakness in our internal controls over financial reporting in that we create, review and process financial data without internal independent review due to our not having sufficient personnel. Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected.
     Notwithstanding this material weakness, management believes that financial statements to be included in future reports will fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates then presented.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth our executive officer and each Class I director, Class II director, and Class III director, their ages and present positions with Odimo as of March 28, 2007.

Name	Age	Position
Alan Lipton	56	Chairman of the Board, Class III Director
Amerisa Kornblum	45	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Sidney Feltenstein(1)	66	Class III Director
Stanley Stern(2)	49	Class I Director
Steven Tishman(3)	50	Class II Director

(1)	Member of the Audit Committee, the Compensation Committee and the Nominating Committee.

(2)	Member of the Compensation Committee and Nominating Committee

(3)	Member of the Audit Committee.
     Alan Lipton has been our Chairman of the Board of Directors since May 2004 and a member of our Board of Directors since November 1999. From November 1999 through May 11, 2006, Mr. Lipton was our Chief Executive Officer and President. From 1983 to 1994 Mr. Lipton was the Chief Executive Officer of Jan Bell Marketing, Inc., which was a publicly held watch and jewelry retailer and supplier to wholesale price clubs. After retiring from Jan Bell Marketing in 1994, Mr. Lipton founded the Lipton Foundation, a philanthropic organization. From 1994 to the present, Mr. Lipton has been involved with the Lipton Foundation and in various real estate development projects in South Florida.
     Amerisa Kornblum has been our Chief Financial Officer and Treasurer since November 1999, our Secretary since November 2005 and our Chief Executive Officer since January 2007. From October 1997 to November 1999, Ms. Kornblum served as Chief Financial Officer of Gold Coast Media, Inc. From 1994 through 1997, Ms. Kornblum was a financial systems consultant, for various catalog and retail companies. From 1988 to 1993, Ms. Kornblum worked for Jan Bell Marketing, Inc. in various capacities, including Controller, Director of Internal Audit, and Director of Investor Relations. From 1985 to 1988, Ms. Kornblum was a senior auditor for Deloitte & Touche LLP. Ms. Kornblum is a certified public accountant in the State of Florida. Ms. Kornblum is married to Jeff Kornblum, our former President and Chief Executive Officer.
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

Compensation Committee Interlocks and Insider Participation
     The compensation of our executive officers for the year ended December 31, 2006 was determined by our Compensation Committee based on performance. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Director Compensation
     We do not pay directors compensation but reimburse directors for certain expenses incurred by them in connection with their duties to the Company.
Communications with Directors
     Stockholders may communicate with our Board of Directors or one or more directors by sending a letter addressed to our Board or to any one or more directors in care of our Corporate Secretary, Odimo Incorporated, 14051 NW 14th Street, Sunrise, Florida 33323, in an envelope clearly marked “Stockholder Communication.” Our Corporate Secretary’s office will forward such correspondence unopened to Mr. Feltenstein or Mr. Tishman, or another independent director as the Board of Directors may specify from time to time, unless the envelope specifies that it should be delivered to another director. If multiple communications are received on a similar topic, our Corporate Secretary may, in her discretion, forward only representative correspondence.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives
     Amerisa Kornblum currently serves as our only executive officer at a salary of $2500 per month. She serves us in this capacity with no written employment agreement. Due to our severely limited resources we are unable to attract other executive talent. While we have, in the past and may in the future grant stock options as a means to attract and provide equity incentives to executives, no options have been granted since 2004 and all options that have heretofore been granted to prior executive officers have been cancelled.
SUMMARY COMPENSATION TABLE
     The following table sets forth information regarding the compensation paid, distributed, or accrued for services rendered by our principal executive officer, our principal financial officer and our other executive officers whose total salary and bonus exceeded $100,000 (collectively, the “Named Executives “) for services rendered in all capacities to us during the years indicated.

	ANNUAL COMPENSATION					LONG TERM
						COMPENSATION
						Securities
					Other Annual	Underlying	ALL OTHER
Name and Principal Position	Year	Salary		Bonus	Compensation(1)	Options/SARs #(2)	COMPENSATION	Total
Alan Lipton (1)	2006	$159,336		$0	$19,574	0	—	$178,910
Chief Executive Officer	2005	385,000		0	26,745	0	—	411,745
and President from November	2004	366,750	(3)	0	25,948	154,400	—	392,698
1999 through May 11, 2006

Jeff Kornblum	2006	241,812		0	24,917	0	—	266,729
Chief Operating Officer from	2005	199,859		—	23,008	0	—	222,867
November 1999 through January 15, 2007, Chief Executive Officer and	2004	196,923		70,000	25,994	58,400	—	292,917
President from May 11, 2006 through January 15, 2007

Amerisa Kornblum	2006	212,019		0	18,673	0	—	230,692
Chief Financial Officer	2005	175,000		0	18,536	0	—	193,536
and Treasurer since November 1999, Secretary since	2004	170,962		60,000	21,362	23,040	—	252,324
November 2005 and Chief Executive Officer since January 15, 2007

George Grous	2006	172,564		0	28,648	0	—	201,212
Chief Technology Officer from	2005	149,859		0	25,201	0	—	175,060
January 2000 through	2004	149,615		63,000	28,647	19,200	—	241,262
January 15, 2007

(1)	Includes lease payments, insurance and maintenance expenses for one automobile and medical insurance premiums.

(2)	Options granted to purchase shares of our Common Stock.

(3)	Includes $100,000 paid to Mey-Al Corporation, an entity owned and controlled by Alan Lipton, in 2004.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
     The following table sets forth for each of our Named Executive Officers (i) the aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at December 31, 2006 and (iii) the option values of unexercised in-the-money options at December 31, 2006. As of January 15, 2007, all options granted to Jeff Kornblum, Amerisa Kornblum and George Grous have been cancelled and are no longer outstanding.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Acquired	Value	Options At		In-The-Money Options At
	On	Realized	Fiscal Year-End (#)		Fiscal Year-End ($)(1)
Named Executive Officers	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeff Kornblum	0	N/A	58,400	0	0	0
Amerisa Kornblum	0	N/A	23,040	0	0	0
George Grous	0	N/A	19,200	0	0	0
Alan Lipton	0	N/A	0	0	0	0

(1)	The market price per share at the close of trading on the Nasdaq National Market on December 29, 2006 was $ xxx per share.

Employment Agreements with Executive Officer
     We employ Amerisa Kornblum as our Chief Executive Officer and Chief Financial Officer on a month to month basis, pursuant to an oral agreement, at a base salary of $2500 per month.
Report of the Compensation Committee
     The following is the report of our Compensation Committee with respect to the compensation paid to our executive officers during the fiscal year ended December 31, 2006.
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
     Bonuses. The Committee approves and evaluates bonuses for executive officers. Each executive officer is evaluated individually to determine a bonus for the fiscal year based on performance criteria, including, among other criteria, progress towards or achievement of business milestones in such executive’s area of responsibility and with respect to our financial and operating performance generally. No bonuses were given to executive officers for their performance during fiscal year 2006.
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
Compensation for the Chief Executive Officer
     Alan Lipton served as our President and Chief Executive Officer from November 1999 through May 11, 2006. Jeff Kornblum served as our President and Chief Executive Officer from May 12, 2006 through January 15, 2007. Amerisa Kornblum has served as our Chief Executive Officer since January 16, 2007.

     Both Mr. Lipton’s and Mr. Kornblum’s compensation for 2006, were determined within the same framework established for all of our executives. Neither Mr. Lipton nor Mr. Kornblum received a bonus for 2006.
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
Dated: March 26, 2007

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of March 30, 2007, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
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
     Applicable percentage ownership in the following table is based on 7,038,958 shares of common stock outstanding as of March 30, 2007.

PRINCIPAL STOCKHOLDERS

	Shares
	Beneficially
Beneficial Owner	Owned	Percentage
5% STOCKHOLDERS
ELAO, LLC	2,908,242	41.32%
c/o Odimo Incorporated
14051 NW 14th Street, Sunrise, FL 33323
Lily Maya Lipton Family Trust (1)	2,908,242	41.32%
c/o Odimo Incorporated
c/o Alan Lipton, Trustee
14051 NW 14th Street, Sunrise, FL 33323
Austin W. Marxe(2)	537,756	7.64%
527 Madison Avenue, Suite 2600, New York, NY 10022
David M. Greenhouse(2)	537,756	7.64%
527 Madison Avenue, Suite 2600, New York, NY 10022
Rima Management, LLC(3)	436,619	6.20%
Richard Mashaal
110 East 55th Street, Suite 1600, New York, NY 10022
Bruce Galloway	820,344	11.65%
c/o Galloway Capital Management, LLC
720 Fifth Avenue, New York, NY 10019

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton(1)(4)	2,909,924	41.34%
14051 NW 14th Street, Sunrise, FL 33323
Jeff Kornblum	—	—
14051 NW 14th Street, Sunrise, FL 33323
Amerisa Kornblum	—	—
14051 NW 14th Street, Sunrise, FL 33323
George Grous	—	—
14051 NW 14th Street, Sunrise, FL 33323
Stanley Stern
c/o Odimo Incorporated
14051 NW 14th Street, Sunrise, FL 33323
	4,000	*
Sidney Feltenstein
1717 Elm Hill Pike, Suite 1A, Nashville, TN 37210	2,498	*
Steven Tishman	—	—
c/o Rothschild Inc.
1251 Avenue of the Americas, New York, NY 10020
All directors and executive officers as a group (5 persons)	2,916,422	41.43%

*	Denotes less than 1%.

(1)	Lily Maya Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his minor daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power with respect to these shares.

(2)	Messrs. Marxe and Greenhouse have shared voting and investment power over 119,042 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 33,737 shares of Common Stock owned by Special Situations Fund III, L.P. and 384,977 shares of Common Stock owned by Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and general partner of Special Situations Fund III QP, L.P.

(3)	Rima Management, LLC and Richard Mashaal have shared voting and dispositive power over these shares.

(4)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com under the section entitled Investor Relations — SEC Filings. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2006.
Changes In Control
     We are not aware of any arrangement that might result in a change of control in the future.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Stanley Stern, a member of our Board of Directors is head of investment banking at Oppenheimer & Co. In May 2006, we paid Oppenheimer & Co. $300,000 as a fee for advisory and other related services in connection with our sale of our diamond and jewelry business assets to Ice.com.
     As of March 26, 2007 we have borrowed from Alan Lipton, our Chairman of the Board of Directors the sum of $530,000. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of the Company’s assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. Our repayment obligation under the Second Note is unsecured. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. We may seek to raise additional capital through the issuance of equity or debt , including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
Payment for Use of Jet Aircraft
     During 2005, we paid Mey-Al Corporation an aggregate amount of approximately $84,000 for the use of the aircraft. All amounts reimbursed were based on actual variable costs such as hourly fees for use of aircraft and fuel costs incurred by Mey-Al Corporation in connection with our usage of its aircraft. We did not reimburse Mey-Al Corporation for any fixed expenses such as management fees or aircraft maintenance fees. We made no payments to Mey-Al Corporation during 2006 for use of the aircraft.
General
     We believe that all of the transactions set forth above that were consummated with parties that may be deemed to be affiliated with us were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     The following table sets forth fees billed to us by Rachlin Cohen & Holtz LLP for services provided during the period from September 2, 2005 until December 31, 2005 and for the year ended December 31, 2006:

	2006	2005
Audit Fees	$216,215	$168,600
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$216,215	$168,600

     The following table sets forth fees billed to us by Deloitte & Touche LLP for audit and audit related services provided for the period from January 1, 2005 until September 1, 2005. Audit related services consisted of accounting assistance related to our filing of a registration statement on Form S-1 and our initial public offering generally, which initial public offering closed in February 2005.

2005
Audit and Audit Related Fees	$58,390
Tax Fees	0
All Other Fees	0

Total	$58,390

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
Audit Committee Pre-Approval Policies And Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2006, all services were pre-approved by the Audit Committee in accordance with this policy.
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

3.	List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
2.1(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Form of Specimen Stock Certificate
4.2.1(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

Exhibit Number	Description
10.5.1(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30(4)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31(4)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32(4)	8% Demand Promissory Note in the Principal Amount of $30,000
14.1(2)	Code of Business Conduct and Ethics
16.1(3)	Letter of Deloitte & Touche LLP dated September 2, 2005

Exhibit Number	Description
16.2 (3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1(1)	Subsidiaries of Odimo Incorporated
23.1(4)	Consent of Deloitte & Touche LLP
23.2(4)	Consent of Rachlin Cohen & Holtz LLP
31.1(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED
Dated: April 2, 2007	By:	/s/ Amerisa Kornblum
		Name:	Amerisa Kornblum
		Title:	Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)	April 2, 2007
/s/ Alan Lipton Alan Lipton	Chairman of the Board of Directors	April 2, 2007
/s/ Sidney Feltenstein Sidney Feltenstein	Director	April 2, 2007
/s/ Stanley Stern Stanley Stern	Director	April 2, 2007
/s/ Steven Tishman Steven Tishman	Director	April 2, 2007

Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Odimo Incorporated
Fort Lauderdale, Florida
We have audited the accompanying consolidated balance sheets of Odimo Incorporated and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the accompanying Index to Consolidated Financial Statements. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odimo Incorporated and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant recurring net losses and negative net cash flows from operations and, as of December 31, 2006, reflects negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
RACHLIN COHEN & HOLTZ LLP
Fort Lauderdale, Florida
March 29, 2007 except for the second
paragraph of Note 18
as to which the date
is April 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Odimo Incorporated:
We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Odimo Incorporated and subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the accompanying Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March 29, 2005

ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$75	$3,831
Deposits with credit card processing company	108	755
Escrow deposit	30	—
Accounts receivable	—	308
Inventories	—	10,244
Prepaid expense and other current assets	67	657

Total current assets	280	15,795
Property and Equipment, Net	294	6,927
Intangible and Other Assets, Net	24	2,008

Total	$598	$24,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$728	$7,883
Accounts payable to related parties	—	3,329
Accrued liabilities	46	2,170

Total liabilities	774	13,382

Note Payable to Related Party	300	—

Commitments, Contingencies and Subsequent Events
Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,039 and 7,162 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(104,188)	(92,364)

Total stockholders’ equity (deficiency)	(476)	11,348

Total	$598	$24,730

See notes to consolidated financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net Sales	$18,984	$51,841	$52,244
Cost of Sales	15,854	39,310	37,141

Gross Margin	3,130	12,531	15,103

Operating Expenses:
Fulfillment	1,414	3,620	3,516
Marketing	2,160	7,625	6,629
General and administrative	9,566	11,343	14,140
Depreciation and amortization	3,598	3,576	2,749
Impairment of long-lived assets	5,385	—	—
Goodwill impairment charge	—	9,792	—

Total operating expenses	22,123	35,956	27,034

Loss from Operations	(18,993)	(23,425)	(11,931)

Other Income (Expense):
Gain on sale of assets	7,185	—	—
Interest expense, net	(16)	(66)	(585)

Other income (expense)	7,169	(66)	(585)

Net Loss	(11,824)	(23,491)	(12,516)
Dividends to Preferred Stockholders	—	(832)	(15,378)

Net Loss Attributable to Common Stockholders	$(11,824)	$(24,323)	$(27,894)

Net Loss per Common Share Attributable to Common Stockholders:
Basic and diluted	$(1.65)	$(3.86)	$(44.35)

Weighted Average Number of Shares:
Basic and diluted	7,155	6,302	629

See notes to consolidated financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficiency)
BALANCE—December 31, 2003	1,796	$2	629	$1	$69,262	$(56,357)	$12,908
Issuance of stock options to employees	—	—	—	—	4,689	—	4,689
Issuance of convertible preferred stock	269	—	—	—	7,030	—	7,030
Issuance of convertible preferred stock and warrants in connection with exchange of debt	305	1	—	—	8,785	—	8,786
Dividends to preferred stockholders	—	—	—	—	(9,692)	—	(9,692)
Net loss	—	—	—	—	—	(12,516)	(12,516)

BALANCE—December 31, 2004	2,370	3	629	1	80,074	(68,873)	11,205
Issuance of common stock in public offering, net of offering costs	—	—	3,125	3	22,282	—	22,285
Conversion of preferred stock to common stock	(2,370)	(3)	3,154	3	—		—
Proceeds from exercise of warrants			255		1,349		1,349
Net loss	—	—	—	—	—	(23,491)	(23,491)

BALANCE—December 31, 2005	—	—	7,163	7	103,705	(92,364)	11,348
Forfeiture of common stock	—	—	(124)	—	—	—	—
Net loss	—	—	—	—	—	(11,824)	(11,824)

BALANCE—December 31, 2006	—	$—	7,039	$7	$103,705	$(104,188)	$(476)

See notes to consolidated financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(11,824)	$(23,491)	$(12,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,598	3,576	2,749
Goodwill impairment charge	—	9,792	—
Gain on sale of assets	(7,185)	—	(3)
Impairment of long-lived assets	5,385	—	—
Stock based compensation	—	—	4,689
Provision for bad debts	432	153	—
Amortization of supply agreement	206	144	84
Amortization of discount on stockholder notes	—	—	174
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	646	58	(168)
Escrow deposit	(30)	—	—
Accounts receivable	(124)	16	(104)
Inventories	6,915	4,077	(8,315)
Deposits with vendors	—	660	(434)
Prepaid expenses and other current assets	589	304	(192)
Other assets	134	—	(2,625)
Increase (decrease) in:
Accounts payable	(7,154)	(2,950)	2,909
Accounts payable to related parties	—	(2,362)	4,636
Accrued liabilities	(2,124)	(1,327)	180

Net cash used in operating activities	(10,536)	(11,350)	(8,936)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	7,185	—	—
Purchase of property and equipment	(705)	(3,387)	(3,698)

Net cash provided by (used in) investing activities	6,480	(3,387)	(3,698)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300	—	—
Payments on stockholder notes	—	—	(2,870)
Net repayments under bank credit facility	—	(9,282)	9,282
Proceeds from issuance of preferred stock and warrants	—	—	2,750
Proceeds from exercise of warrants	—	1,349	—
Proceeds from issuance of common stock, net of expenses	—	24,838	—

Net cash provided by financing activities	300	16,905	9,162

Net Increase (Decrease) in Cash and Cash Equivalents	(3,756)	2,168	(3,472)
Cash and Cash Equivalents, Beginning	3,831	1,663	5,135

Cash and Cash Equivalents, Ending	$75	$3,831	$1,663

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$28	$101	$372

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Exchange of stockholder notes (including accrued interest of $211) for convertible preferred stock and warrants	$—	$—	$2,996

Fair value of supply agreement	$—	$—	$433

Offering costs recorded as other assets during 2004 reclassified and netted against IPO proceeds during 2005	$—	$2,556	$—

See notes to consolidated financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — Prior to May 2006, the Company was an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods through three websites, www.diamond.com, www.worldofwatches.com and www.ashford.com. In May 2006, the Company sold assets related to its online diamond and jewelry business operations, including the domain name www.diamond.com. In December 2006, the Company sold assets related to its online watch business operations, including its domain name www.worldofwatches.com. In February 2007, the Company entered into a renewable arrangement with Ice.com, Inc. (“Ice”) which initially runs through December 31, 2007, whereby Ice hosts the Company’s www.ashford.com homepage and visitors to its www.ashford.com website are redirected to websites owned and operated by Ice. The Company will earn commissions based on a percentage of gross sales made to customers of Ice’s websites who click through from www.ashford.com. Ice paid the Company a $70,000 refundable down payment against these commissions. Under this arrangement with Ice, the Company will not be the seller of record of any products sold. In addition, pursuant to this arrangement and for so long as the arrangement exists, the Company has granted to Ice a right of first refusal to acquire www.ashford.com. (See Note 4).
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
During the years ended December 31, 2006, 2005 and 2004, the Company purchased a significant portion of its diamonds from several affiliated diamond suppliers. In addition, the Company purchased watches, jewelry and luxury goods from unaffiliated vendors with whom the Company did not maintain a contractual relationship. During the years ended December 31, 2006, 2005 and 2004, the Company did not purchase goods from any unaffiliated vendor that represented more than 10% of the Company’s total purchases from unaffiliated vendors.
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
Accounts Receivable — Accounts receivable are carried at amounts management deems collectible. Accordingly, an allowance is provided in the event an account is considered uncollectible. As of December 31, 2006 and 2005, no such allowances have been provided as management believes all accounts receivable are fully collectible.

Inventories — Inventories, which consist of brand name watches, luxury goods, diamonds, and diamond-related and fine jewelry are stated at the lower of cost (using the first-in, first-out method) or market. The Company records a write-down, as needed, to adjust the carrying amount of the specific inventory item to lower of cost or market. During the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $181,000, $49,000 and $40,000 of inventory write-downs. The Company also maintained consigned inventories, consisting primarily of diamonds and watches, of approximately $1.2 million as of December 31, 2005 which were displayed on the Company’s websites. The consigned diamonds (through March 2004) were under certain exclusive supply agreements with related parties (see Note 16). The cost of these consigned inventories and the related contingent obligation are not included in the Company’s consolidated balance sheets. At the time consigned inventories were sold and the sale was recorded, the Company also recorded the cost of the merchandise purchased in accounts payable and in cost of sales.
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
Software and Website Development Costs — The Company capitalizes internally developed software and website development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force Issue 00-2, Accounting for Web Site Development Costs. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to estimated economic life and changes in software and hardware technologies. During 2006, the Company recorded impairment charges related to capitalized software and development costs of approximately $3.2 million.
Long-Lived Assets — Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is initially estimated by comparison of the carrying amount of the asset to the net future undiscounted cash flows expected to be generated by the asset. To the extent future undiscounted cash flows are less than the carrying amount, an impairment loss would be recognized. During 2006, the Company recorded impairment charges related to its property and equipment of approximately $2.2 million.
Goodwill — Goodwill represented the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of a business acquired in 2000 and accounted for under the purchase method.
Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company completed its annual assessment as of December 31, 2004 and determined that there was no impairment of goodwill. As of December 31, 2005, the Company performed its annual impairment analysis and determined that the goodwill was fully impaired and as a result recorded a $9.8 million impairment charge in the accompanying consolidated statement of operations (see Note 7).
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
Fair Value of Financial Instruments — The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate their carrying fair values due to their short-term nature as of December 31, 2006 and 2005.
Revenue Recognition — Net sales consist of revenue from the sale of the Company’s products and upgrades to the Company’s standard free shipping, net of estimated returns and promotional discounts. The Company recognizes revenues when all of the following have occurred: persuasive evidence of an agreement with the customer exists; products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable; and collectibility of the selling price is reasonably assured. The Company has evaluated Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has determined that through December 31, 2006 it did not function as an agent or broker for its suppliers; therefore, the Company has recorded the gross amount of product sales and related costs instead of a net amount earned. Effective January 2007, under the terms of a renewable agreement with Ice (see Business note above) the Company will record the net amount earned as revenue.
The Company requires payment at the point of sale. Any amounts received prior to delivery of goods to customers are recorded as deferred revenue. As of December 31, 2005, the Company had deferred revenue of approximately $169,000 which is included in accrued liabilities in the accompanying consolidated balance sheets. The Company offers a return policy of generally 15 to 30 days and provides a reserve for sales returns during the period in which the sales are made. At December 31, 2005, the reserve for sales returns was approximately $312,000 and was recorded as an accrued liability in the accompanying consolidated balance sheets. Net sales and cost of sales reported in the consolidated statement of operations are reduced to reflect estimated returns.
Cost of Sales — Cost of sales includes the cost of products sold to customers, including inbound shipping costs and assembly costs. Cost of sales also includes amortization of the inventory-related intangible asset (see Note 8). For the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization of approximately $206,000, $144,000, and $84,000, respectively, related to the inventory-related intangible asset, which is included in cost of sales in the accompanying consolidated statements of operations.
Fulfillment Expenses — Fulfillment expenses (approximately $1.4 million, $3.6 million, and $3.5 million for each of the years ended December 31, 2006, 2005 and 2004, respectively) include outbound freight paid by the Company, commissions paid to sales associates, credit card processing fees and packaging and other shipping supplies. Commissions are paid based on a percentage of the price of goods sold and are expensed when the goods are sold.
Marketing Expenses — Marketing expenses consist primarily of online advertising costs, affiliate program fees and commissions, public relations costs and other marketing expenses. Advertising costs are expensed as incurred. Costs of advertising associated with print and other media are expensed when such services are used. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Advertising expense was approximately $1.2 million, $3.6 million, and $4.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.
General and Administrative Expenses — General and administrative expenses include payroll and related employee benefits (including employee stock-based compensation), costs to maintain the Company’s websites, professional fees, insurance, rent, travel and other general corporate expenses.
Stock-Based Compensation — The Company historically accounted for stock-based compensation paid to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”). Compensation for stock options granted to employees (including members of the board of directors), if any, was measured as the excess of the market price of the Company’s stock at the date of grant over the amount the employee must pay to purchase the stock. Any compensation expense related to such grants was deferred and amortized to expense over the vesting period of the related options.
Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payment, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during 2006 nor were any options exercised during the period. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.
Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net loss attributable to common stockholders and net loss per share would have been as shown below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(24,323)	$(27,894)
Add: Stock-based compensation expense, as reported	—	4,689
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(14)	(5,615)

Pro forma net loss	$(24,337)	$(28,820)

Net loss per share:
Basic and diluted — as reported	$(3.86)	$(44.35)

Basic and diluted — pro forma	$(3.87)	$(45.82)

The fair value of each option grant under the Company’s stock incentive plan is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options granted during the year ended December 31, 2004 was $5.25. There were no options granted in 2006 or 2005. The following weighted average assumptions were used for grants for the year ended December 31, 2004.

Year Ended December 31,
2004
Dividend yields	0%
Volatility	70%
Risk-free interest rate	3.69%
Expected life (years)	5
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
For the year ended December 31, 2005 and 2004, dividends to preferred stockholders include approximately $832,000 and $5.7 million, respectively, of undeclared dividends on the Company’s convertible preferred stock. For the year ended December 31, 2004 dividends to preferred stockholders also includes approximately $9.7 million related to the issuance of Series C convertible preferred stock to existing stockholders (see Notes 11 and 16). This amount represents the excess of the estimated fair value of the Series C preferred stock over the consideration received by the Company.
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
New Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. The Company has reviewed, and implemented, the provisions of SAB No. 108 as of December 31, 2006, and has determined that it did not have a material impact on its financial statements.
In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.
In March 2006, the FASB issued FASB Staff Position No. FAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and requires additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods. The provisions of this FASB Staff Position are effective as of the beginning of our first fiscal year that begins after September 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.
2. GOING CONCERN CONSIDERATIONS
The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the historical financial statements, the Company has incurred significant recurring net losses for the past several years and, as of December 31, 2006, reflects negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding these matters include the following courses of action.
As of December 31, 2006, the Company sold substantially all of its remaining inventory and ceased operations as an online retailer. Upon cessation of its online retail operations, except for its arrangement with Ice to host its www.ashford.com website, the Company has become a public shell company with limited, if any, operations and is considering all available alternatives, including the acquisition of a new business and/or the redeployment of its remaining business assets. There can be no assurances that the Company will be successful in identifying acquisition candidates or that if identified it will be able to consummate a transaction on terms acceptable to the Company.
On January 5, 2007, the Company entered into an agreement with Ice.com for the sale of certain machinery and equipment for $250,000. As a result of the sale to Ice.com, the Company recorded an impairment charge of $5.4 million related to the sale of the Company’s computers, software and equipment as of December 31, 2006.
While the Company anticipates having sufficient liquid assets to satisfy its liabilities, if it does not have sufficient liquid assets to satisfy liabilities, the Company will seek to raise additional capital through the issuance of equity or debt including loans from related parties (See Note 10). Such additional capital may not be available timely or on terms acceptable to the Company, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy liabilities. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
In addition, per the Agreement, GSI has a right to receive 10% of the Company’s annual consolidated EBITDA, if positive, as defined in the Agreement (the “EBITDA Payment”), from 2003 through 2007 up to a maximum aggregate amount of $2.0 million. As of December 31, 2002, the Company could not determine if the conditions requiring the EBITDA Payment would be met and therefore did not record a liability as of December 31, 2002. The Company will record the EBITDA Payment when the conditions are met and the EBITDA Payment becomes due. The conditions requiring payment have not been met and therefore no amounts were recorded as of December 31, 2006 and 2005.
4. SALE OF ASSETS
Sale of Diamond.com URL and Certain Assets— On May 11, 2006 the Company sold to Ice.com, (“Ice”): (i) certain specified assets, including all if its rights to the domain name www.diamond.com, and related trademarks, copyrights, product images and other intangibles in exchange for $7.5 million; and (ii) the remaining diamond and jewelry inventory and corporate packaging for an additional $2.0 million, which represented the cost for the inventory and packaging, pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith.
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
The Company paid a $300,000 fee for advisory and other related services in connection with this sale to Ice.com to a firm of which a member of the Board of Directors is the head of investment banking.
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
Sale of Worldofwatches.com URL and Certain Assets—On December 1, 2006, the Company sold to ILS Holdings, LLC, certain specified assets including all of its rights to the domain name www.worldofwatches.com and related trademarks, copyrights, images and other intangibles and selected equipment in exchange for $410,000 pursuant to the terms of an asset purchase agreement.
5. INVENTORIES
Inventories consist of the following (in thousands) as of:

	December 31,
	2006	2005
Diamonds	$—	$4,148
Fine jewelry	—	2,422
Watches	—	2,592
Luxury goods	—	1,082

Total inventories	$—	$10,244

6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	December 31,
	(in Years)	2006	2005
Computers, software and equipment	3	$315	$12,846
Leasehold improvements	4	—	1,196
Furniture and fixtures	5	—	596
Automobiles	4	—	43

		315	14,681
Less: accumulated depreciation		(21)	(8,516)

		294	6,165
Software development in process		—	762

Property and equipment — net		$294	$6,927

Depreciation expense amounted to approximately $1.9 million, $1.8 million, and $1.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.
Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs. Amortization begins in the period in which the software is ready for its intended use.

On January 5, 2007, the Company entered into an agreement with Ice.com for the sale of certain machinery and equipment for $250,000. As a result of the sale to Ice.com, the Company recorded an impairment charge of $5.4 million related to the sale of the Company’s computers, software and equipment as of December 31, 2006.
7. GOODWILL
The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows:

Balance as of December 31, 2004	$9,792
Impairment loss	(9,792)

Balance as of December 31, 2005	$—

The Company tested its goodwill for impairment under SFAS 142. Under step one, the overall enterprise value of the Company was assessed and was compared to the overall carrying value of the enterprise. Based on the results of this analysis, it was determined that the goodwill was fully impaired. Accordingly, a goodwill impairment loss of $9.8 million has been recognized in 2005.
8. INTANGIBLE AND OTHER ASSETS
Intangible and other assets consist of the following (in thousands) as of:

	December 31,
	2006	2005
Marketing-related:
www.diamond.com domain name	$—	$2,137
www.ashford.com domain name	7,186	7,186
Affinity phone number	—	288
Inventory-related:
2004 Supply Agreement	—	433

	7,186	10,044
Less: accumulated amortization	(7,186)	(8,192)

Intangibles—net	—	1,852
Other assets	24	156

Total	$24	$2,008

During February 2005, approximately $2.6 million of deferred offering costs was netted in equity against the proceeds received from the initial public offering (IPO). Amortization expense for marketing-related intangible assets amounted to approximately $1.6 million, $1.8 million, and $1.8 million for each of the years ended December 31, 2006, 2005 and 2004. Amortization expense for inventory-related intangible assets is included in cost of sales (see Note 1).
The www.diamond.com domain name and the affinity phone number assets were fully amortized and the Company sold these assets during 2006 (see Note 4). In addition, during 2006, the Company terminated the 2004 Supply Agreement and the balance of $206,000 was written off (see Note 16).
During June 2004, the Company entered into an amended supply agreement with SDG Marketing, Inc. (“SDG”), which is affiliated with a stockholder, to supply diamond inventory (see Note 16). In connection with this transaction, the Company recorded an inventory-related intangible asset of approximately $0.4 million in June 2004, based on the estimated fair value of the supply agreement.
9. BANK CREDIT FACILITY
The Company had a credit facility which, as amended, allowed the Company to borrow up to either $10.0 million or $12.0 million depending on the time of year and subject to the Company’s inventory levels.
The Company repaid the amount outstanding during February 2005 with the proceeds from its IPO. The Company’s borrowing capacity decreased to either $5.0 million or $8.0 million depending on the time of year and subject to the Company’s inventory levels. There were no amounts outstanding as of December 31, 2005.

The Company’s credit facility was paid in full and terminated during 2006.
10. NOTE PAYABLE TO RELATED PARTY
     As of December 31, 2006, Alan Lipton, the Chairman of the Board of Directors loaned to the Company the sum of $300,000, which amount was increased as of February 16, 2007 to $400,000, further increased to $500,000 on March 1, 2007 and further increased to $530,000 on March 21, 2007. The Company issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company’s repayment obligation under the First Note is secured by all of the Company’s assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. The Company’s repayment obligation under the Second Note is unsecured.
     Inasmuch as it is presently undeterminable as to if and when a change in control may occur, this obligation has been presented as a long-term obligation in the accompanying financial statements as of December 31, 2006.
11. STOCKHOLDER NOTES
As discussed in Note 3, during December 2002, the Company issued a five year $4.5 million secured subordinated note as part of the purchase price of the Purchased Assets. The secured subordinated note bore interest at 7% per annum, and required quarterly principal payments of $225,000 which commenced in March 2003 and was to conclude in December 2007. Interest was payable quarterly in arrears at the same time the quarterly principal payments were required. The secured subordinated note was collateralized by a lien on substantially all of the Company’s assets and was subordinate to any indebtedness to fund the Company’s working capital requirements.
During October 2002, the Company issued to existing stockholders $2.0 million of secured subordinated notes with warrants to purchase approximately 43,000 shares of Series C convertible preferred stock (Series C). The secured subordinated notes bore interest at 8% per annum, and were scheduled to mature on December 31, 2002. In December 2002, the notes were subsequently amended and restated whereby the maturity date was extended to December 31, 2004. No other terms of the notes were amended or restated. The notes were secured by a first priority security interest in all of the Company’s right, title and interest in and to all of the assets of the Company. The warrants were valued at approximately $375,000 (see Note 14) and were recorded as a discount on the notes. The Company recognized interest expense related to the amortization of the discount on the notes of approximately $174,000 during the year ended December 31, 2004.
In March 2004, $2.0 million of stockholder notes and accrued interest of approximately $211,000 were exchanged for approximately 223,000 shares of Series C, with warrants to purchase approximately 34,000 shares of Series C at approximately $9.00 per share. The Series C and warrants were valued at approximately $6.4 million based on the estimated fair value of the Company’s Series C with consideration given to the anticipated initial public offering. The warrants were exercisable effective March 20, 2004 and were to expire March 20, 2014. The difference of approximately $4.1 million between the estimated fair value of the Series C and warrants and the approximately $2.3 million carrying value (including approximately $211,000 of accrued interest) of the stockholder notes was recorded as a preferred dividend to the Series C stockholders.
In April 2004, $730,000 of stockholder notes were exchanged for approximately 82,000 shares of Series C, with warrants to purchase approximately 12,000 shares of Series C at approximately $9.00 per share. The Series C and warrants were valued at approximately $2.4 million based on the estimated fair value of the Company’s Series C with consideration given to the anticipated initial public offering. The warrants were exercisable effective April 28, 2004 and were to expire April 28, 2014. The difference of approximately $1.6 million between the estimated fair value of the Series C and warrants and the $730,000 carrying value of the stockholder notes was recorded as a preferred dividend to the Series C stockholder.
In August 2004, the balance of the stockholder notes were repaid with proceeds from the new bank credit facility discussed in Note 9.
In February 2005, all warrants were exercised immediately prior to the completion of the Company’s initial public offering. See Note 17.
12. INCOME TAXES
A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows (in thousands, except tax rates):

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Income taxes at statutory rate	$(4,020)	$34.0%	$(7,987)	34.0%	(4,255)	34.0%
State income taxes, net of federal benefit	(406)	3.4	(466)	2.0	(454)	3.6
Increase in taxes:
Penalties and fines	2	0.0	3	0.0	1	0.0
Meals and entertainment	5	0.0	14	(0.1)	29	(0.2)
Stock-based compensation	—	—	—	—	1,594	(12.7)
Goodwill impairment	—	—	3,329	(14.2)	—	0.0
Intangible amortization	210	(1.8)	277	(1.2)	—	—
Adjustment of beginning deferred balance	—	—	760	(3.2)	258	(2.1)
Other	12	(0.1)	(3)	0.0	199	(1.6)
Valuation allowance	4,197	(35.5)	4,073	(17.3)	2,628	(21.0)

	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands) as of:

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Noncurrent:
Net operating loss carryforwards	$27,961	$24,198
Property and equipment	(16)	(834)
Intangible assets	1,233	1,617

Gross deferred tax assets	29,178	24,981
Valuation allowance	(29,178)	(24,981)

Net deferred tax assets	$—	$—

At December 31, 2006 the Company had net operating loss carryforwards available for tax purposes of approximately $74.3 million. These carryforwards expire in varying amounts and in various years from 2019 through 2026. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the utilization of net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Due to issuance of additional shares of the Company’s common stock and the conversions of the preferred stock into common stock since February 2005, and various significant changes in the Company’s ownership interests as defined in the Code, the Company has subsequently substantially limited the availability of its net operating loss carryforwards. As a result of these limitations, a portion or all of the Company’s net operating loss carryforwards may expire without being used.
13. COMMITMENTS AND CONTINGENCIES
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
In December 2006, the Company terminated its lease agreement for its corporate office space by delivering to its landlord $500,000 and releasing its rights to a security deposit of approximately $80,000. The Company has relocated its office space and leases offices on a month to month basis. Rent expense under these operating leases totaled approximately $632,000, $590,000, and $485,000 for the years ended December 31, 2006, 2005, and 2004, respectively, and includes payments for operating expenses, such as sales and property taxes and insurance.
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
The Company is currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against the Company. In January 2006, the Company was served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, its Chief Executive Officer and President and Chairman of the Board of Directors and its Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to its initial public offering. The complaint generally alleges that the Company and the other defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with its initial public offering regarding the impact to its operations of advertising expenses. The Company believes that the lawsuits are without merit and intend to vigorously defend itself. The Company and the individual defendants have filed an answer to the consolidated complaint and the parties have exchanged initial discovery and interrogatories. As discovery has only proceeded through the very preliminary stages, the Company is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions.
The Company acquired most of the brand name watches and luxury goods products it sold through the parallel market (products are not obtained directly from the brand owners or their authorized distributors). The Company received in the past communications from brand owners alleging that certain items sold through the Company’s websites infringe on such brand owners’ trademarks, patents, copyrights and other intellectual property rights. The Company is also subject to lawsuits by brand owners and their authorized distributors based on infringement claims.
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
In May 2006, Alan Lipton and the Company entered into a Separation Agreement whereby, effective immediately, Mr. Lipton resigned as the Company’s Chief Executive Officer. Mr. Lipton remains as the Chairman of the Board of Directors of the Company. Under the Separation Agreement, Mr. Lipton received his salary through the effective date of his resignation and the Company agreed to pay up to $18,000 over a one year period for Mr. Lipton’s and his dependents’ health insurance premiums. In connection with his resignation as an officer of the Company, all of Mr. Lipton’s stock options granted to him by the Company have been cancelled. The Company appointed Jeff Kornblum, its Chief Operating Officer as Chief Executive Officer and President of the Company.
On January 16, 2007, Jeffrey Kornblum, the Company’s Chief Executive Officer and President and George Grous, the Company’s Chief Technology Officer each entered into Separation Agreements with the Company whereby, effective immediately, Messrs. Kornblum and Grous resigned their positions with the Company. Under the Separation Agreements, Messrs. Kornblum and Grous received their salaries through January 15, 2007 and $50,000. In addition, all stock options granted to each of Messrs. Kornblum and Grous have been cancelled.
On January 16, 2007, the Company and Amerisa Kornblum, its Chief Financial Officer and Treasurer entered into a Termination Agreement whereby Ms. Kornblum’s employment agreement was terminated. Under the Termination Agreement, Ms. Kornblum received her salary through January 15, 2007 and $50,000. In addition, all stock options granted to Ms. Kornblum have been cancelled. Ms. Kornblum has agreed to continue to be employed by the Company as its Chief Financial Officer and in addition, serve as its Acting Chief Executive Officer on a month to month basis pursuant to an oral agreement at a base salary of $2,500 per month.
14. CONVERTIBLE PREFERRED STOCK
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
The following table summarizes information about convertible preferred stock for the years ended December 31 (in thousands):

	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	186	$6,678	514	$36,251	472	$14,692	624	$1,757
Issuance of Series C (see Note 10)	—	—	—	—	574	15,027	—	—

Balance, December 31, 2004	186	6,678	514	36,251	1,046	29,719	624	1,757
Conversion of preferred stock to common stock	(186)	(6,678)	(514)	(36,251)	(1,046)	(29,719)	(624)	(1,757)

Balance, December 31, 2005	—	$—	—	$—	—	$—	—	$—

Conversion and Dividend Features — Each share of Series A, B, C and D is convertible, at the option of the holder, into shares of the Company’s common stock at any time. Additionally, the shares are mandatorily convertible into common stock upon the Company completing an IPO which results in net proceeds to the Company of at least $30 million and the value of the Company immediately prior to such IPO is at least $150 million. The Company entered into a warrant exercise and preferred stock conversion agreement which amended the mandatory conversion feature of the Preferred Stock to provide that the Preferred Shares are mandatorily convertible into common stock upon the Company completing an IPO closing (the “Conversion Agreement”, see Note 17).
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
Preferred Stock Warrants — In 2002, in connection with the issuance of $2.0 million in stockholder notes (see Note 10), the Company issued warrants to purchase approximately 43,000 shares of Series C at $9.00 per share. The warrants were valued at approximately $375,000 as determined using the Black-Scholes option-pricing model and were recorded as a discount on the notes. The warrants are exercisable effective December 31, 2002 and expire December 31, 2012.

Additionally, in 2002, in connection with the issuance of Series D (see Note 4), the Company issued warrants to purchase 107,000 shares of Series D at $0.25 per share. The warrants were valued at approximately $384,000, as determined using the Black-Scholes option-pricing model and taking into effect the liquidation preferences. The warrants are exercisable effective December 6, 2002 and expire December 6, 2012.
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
During March 2004 and April 2004, the Company issued warrants to purchase approximately 34,000 shares and 12,000 shares, respectively, of Series C (see Note 11).
The following table summarizes information about warrants outstanding to acquire convertible preferred stock (amounts in thousands, except exercise price) as of:

	Series C		Series D
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Warrants outstanding — December 31, 2004	147	$9.00	107	$0.25
The fair value of the warrants issued during 2004 was estimated using the following assumptions:

Dividend rate	8.00%
Expected volatility	70.00%
Risk-free interest rate	3.93%
Contract lives (in years)	10
As of December 31, 2004, the Company had approximately 3,268,000 shares of common stock reserved for future conversions of convertible preferred stock and warrants. All shares of convertible preferred stock and warrants were converted immediately prior to the Company’s IPO in February 2005. (See Note 17).
15. STOCK OPTION PLAN
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

During the year ended December 31, 2004 the Company recorded expense of $7,000 related to the issuance of stock options to non-employees which is included in general and administrative expenses in the accompanying consolidated statements of operations.
There were no stock options granted to non-employees during 2006 and 2005.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the years ended December 31 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Options	Average		Average	Options	Average
		Exercise		Exercise		Exercise
	(thousands)	Price	Options	Price	(thousands)	Price
Outstanding at beginning of year	404	$9.90	446	$10.75	184	$16.25
Granted	—	—	—	—	290	8.75
Exercised	—	—	—	—	—	—
Canceled	(273)	8.50	(42)	21.47	(28)	24.75

Outstanding at end of year	131	$12.26	404	$9.90	446	$10.75

The following table summarizes information regarding outstanding stock options at December 31, 2006:

		Weighted
		Average
Exercise		Contractual	Exercise	Options	Exercise
Prices	Options	Life	Price	Exercisable	Price
	(in thousands)
$7.25 — $12.50	122	6	$8.53	122	$8.53
$34.25	1	5	34.25	1	34.25
$37.75 — $38.00	1	6	38.00	1	38.00
$70.50	7	8	70.50	1	70.50

	131	6	$12.26	131	$12.26

16. RELATED PARTY TRANSACTIONS
Diamond and Jewelry Purchases and Sales — The Company purchased certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During each of the years ended December 31, 2006, 2005 and 2004, purchases from the Suppliers totaled approximately $584,000, $8.7 million, and $9.4 million, respectively. In addition, the Company purchased approximately $1.9 million of jewelry from SDG in 2005. As of December 31, 2005 the total amount payable to the Suppliers was approximately $3.3 million. During 2004 the Company sold approximately $0.3 million of diamonds to entities affiliated with certain stockholders. These diamonds were purchased from unaffiliated parties.
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
During 2000, in connection with the exclusive supply agreements, the Company issued approximately 49,000 shares of common stock at a price of $15.00 per share to the Suppliers or their affiliates. The Company received cash proceeds of approximately $740,000 from the sale of this common stock. Management estimated the fair value of the Company’s common stock at such date was $47.75 per share. As such, the Company recorded a deferred charge related to these issuances in the amount of approximately $1,616,000. This deferred charge, which is included in intangible assets as the “2000 Supply Agreement” (see Note 7), was being amortized to cost of sales (see Note 1) based on the total amount of estimated purchases under the terms of the agreement. In connection with the 2004 Supply Agreement entered into in March 2004 (as described below), which decreased the Company’s emphasis on consigned inventory, the Company terminated the exclusive supply agreements that were entered into in January 2000.

Stock Purchase and Supply Agreement — In March 2004, the Company entered into an agreement with SDG, pursuant to which SDG was to provide the Company with $4.0 million of independently certified diamonds through April 2007 at cash market prices with extended payment terms. The Company sold to SDG approximately 129,000 shares of Series C at $9.75 per share in March 2004 and extended a right to this affiliate to acquire an additional approximately 73,000 shares at $10.25 per share in the first quarter of 2005 and approximately 67,000 shares at $11.25 per share in the first quarter of 2006. In order to purchase the second installment of shares, SDG was to maintain a $4.0 million supply of available inventory during 2004. In order to purchase the third installment of shares, SDG was to maintain $5.0 million of available inventory during 2005. If SDG purchased the third installment, it was to supply the Company with $6.0 million of diamond inventory shortly thereafter. In addition, the Company granted SDG the right of first refusal to provide the Company diamonds and fine jewelry based on the Company’s projected purchase needs.
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
Other Inventory Purchases—The Company purchased watches from an entity controlled by a stockholder who formerly owned and controlled www.worldofwatches.com. During each of the years ended December 31, 2006, 2005 and 2004, the Company had purchases from the entity controlled by the stockholder of approximately $313,000, $1.2 million, and $2.9 million, respectively. As of December 31, 2006 and 2005, there were no amounts payable to the entity controlled by the stockholder.
Use of Jet Aircraft—During 2005 and 2004, the Company reimbursed Mey-Al Corporation, an entity owned and controlled by the Company’s then President and CEO, for the use of an aircraft by the executive officers of the Company for business-related purposes. For each of the years ended December 31, 2005 and 2004, the Company paid Mey-Al Corporation an aggregate amount of approximately $84,000 for the use of the aircraft. There were no payments to Mey-Al Corporation during 2006 for use of the aircraft.
17. INITIAL PUBLIC OFFERING
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

18. SUBSEQUENT EVENTS
On February 5, 2007, the Company entered into a renewable agreement with Ice.com, Inc. (“Ice”) which initially runs through December 31, 2007, whereby Ice will host the Company’s www.ashford.com homepage and visitors to its www.ashford.com website will be redirected to websites owned and operated by Ice. The Company will earn commissions based on a percentage of gross sales made to customers of Ice’s websites who click through from www.ashford.com. Ice paid the Company a $70,000 refundable down payment against these commissions. Under this agreement with Ice, the Company will not be the seller of record of any products sold. In addition, pursuant to this arrangement and for so long as the arrangement exists, the Company has granted to Ice a right of first refusal to acquire www.ashford.com.
On March 27, 2007, the Company entered into a letter of intent with an unrelated third party to sell all of its rights to the domain name www.ashford.com and related intellectual property rights, product images and other intangibles for $300,000 which purchase price was increased to $400,000 on April 1, 2007 subject to the transaction closing on or prior to April 11, 2007. As part of the letter of intent, the Company received a non-refundable deposit of $100,000 against the anticipated purchase price. The closing of the sale of these assets is subject to the execution of a definitive agreement and due diligence. There can be no assurances that Odimo will close the sale of these assets.
19. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for the quarterly periods in 2006 and 2005 is presented below:

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands)
	(unaudited)
Net sales	$10,387	$4,368	$2,382	$1,847	$12,784	$11,451	$9,132	$18,474

Gross profit (loss)	2,223	1,080	222	(395)	3,252	2,813	2,041	4,424

Loss from operations (1)(2)	(3,814)	(3,243)	(2,927)	(9,009)	(2,673)	(3,283)	(3,541)	(13,928)

Net loss (1)(2)	$(3,824)	$3,647	$(2,919)	$(8,728)	$(2,749)	$(3,258)	$(3,531)	$(13,953)

Net loss attributable to common stockholders	$(3,824)	$3,647	$(2,919)	$(8,728)	$(3,581)	$(3,258)	$(3,531)	$(13,953)

Net loss per share, basic and diluted	$(0.53)	$0.51	$(0.41)	$(1.22)	$(0.97)	$(0.46)	$(0.50)	$(1.95)

(1)	During the fourth quarter of 2005, the Company recorded an impairment charge of $9,792 related to its goodwill.

(2)	During the second quarter of 2006, the Company recorded a gain on sale of assets of $6.9 million related to the sale of www.diamond.com. During the fourth quarter of 2006, the Company recorded a gain on sale of assets of approximately $.3 million related to the sale of www.worldofwatches.com and certain assets, and an impairment charge of $5.4 million related to the Company’s property and equipment.

ODIMO INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
		Revenue,
	Beginning	Costs or		Balance
Description	of Period	Expenses	Deductions(1)	at End of
Reserve deducted from asset to which it applies:
Year Ended December 31, 2006 Reserve for deferred income tax assets	$24,981	$4,197	$—	$29,178
Year Ended December 31, 2005 Reserve for deferred income tax assets	$20,908	$4,073	$—	$24,981
Year Ended December 31, 2004 Reserve for deferred income tax assets	$18,295	$2,613	$—	$20,908
Reserves recorded as accrued liabilities:
Year Ended December 31, 2006 Reserve for sales returns	$269	$1,913	$2,182	$—
Reserve for warranty costs	$15	$—	$—	$15
Year Ended December 31, 2005 Reserve for sales returns	$333	$7,368	$7,432	$269
Reserve for warranty costs	$15	$—	$—	$15
Year Ended December 31, 2004 Reserve for sales returns	$355	$7,491	$7,513	$333
Reserve for warranty costs	$15	$—	$—	$15

(1)	Consists of actual sales returns in each period.