Form 10-Q
period 2007-03-31
Odimo INC
filed 2007-05-15
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐                     Accelerated filer  ☐                     Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
As of May 9, 2007, the registrant had 7,038,958 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$102	$75
Deposits with credit card processing company	79	108
Escrow deposit	—	30
Prepaid expense and other current assets	93	67

Total current assets	274	280
Property and Equipment, Net	40	294
Other Assets	24	24

Total	$338	$598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$643	$728
Note Payable to related party, current portion	30	—
Accrued liabilities	198	46

Total liabilities	871	774

Note Payable to Related Party	500	300

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,039 and 7,162 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(104,745)	(104,188)

Total stockholders’ equity (deficiency)	(1,033)	(476)

Total	$338	$598

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net Sales	$—	$10,387

Commissions	13	—

Total Revenue	13	10,387

Costs and Expenses:
Cost of goods sold	—	8,164
Fulfillment	—	758
Marketing	—	1,541
General and administrative	556	2,859
Depreciation and amortization	4	879

Total operating expenses	560	14,201

Loss from Operations	(547)	(3,814)

Interest expense, net	(8)	(10)

Net Loss	$(555)	$(3,824)

Net Loss per Common Share
Basic and diluted	$(0.08)	$(0.53)

Weighted Average Number of Shares:
Basic and diluted	7,039	7,162

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(555)	$(3,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	879
Amortization of supply agreement	—	206
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	29	(4)
Escrow deposit	30	—
Accounts receivable	—	(25)
Inventories	—	1,317
Prepaid expenses and other current assets	(25)	(631)
Increase (decrease) in:
Accounts payable	(86)	(20)
Accrued liabilities	150	(1,673)

Net cash used in operating activities	(453)	(3,775)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	250	—
Purchase of property and equipment	—	(486)

Net cash provided by (used in) investing activities	250	(486)

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	230	—
Net repayments under bank credit facility	—	1,000

Net cash provided by financing activities	230	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	27	(3,261)

Cash and Cash Equivalents, Beginning	75	3,831

Cash and Cash Equivalents, Ending	$102	$570

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$8	$10

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — From January 1, 2007 through April 11, 2007, the Company’s online retail operations consisted solely of earning commissions based on a percentage of gross sales made to visitors to its www.ashford.com homepage who were redirected to websites owned and operated by others.
On April 11, 2007 the Company sold to Luxi, Group, LLC certain specified assets, including all of its rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. As a result of such sale, the Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006 and the cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Standards — In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.
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
In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
2. GOING CONCERN CONSIDERATIONS
The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2006, its financial statements reflect negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of April 16, 2007 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $530,000. The Company issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company’s repayment obligation under the First Note is secured by all of its assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest was payable by the Company to Mr. Lipton on demand. The Company’s repayment obligation under the Second Note was unsecured. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. The Company used $30,000 of the proceeds from the sale of www.ashford.com to repay in full the demand note and as of May 11, 2007, the Company owes to Mr. Lipton the sum of $508,000, including accrued interest.
The Company is a non-operating public shell company and is seeking suitable candidates for a business combination with a private company. The Company’s repayment obligations to Mr. Lipton are secured by all of its assets. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy its future liabilities. Such additional capital may not be available timely or on terms acceptable to the Company, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.
3. SALE OF ASSETS
Sale of Computer Equipment— On January 5, 2007, the Company sold certain machinery and equipment to Ice.com for $250,000. As a result of the sale to Ice.com, the Company recorded an impairment charge of $5.4 million related to the sale of the Company’s computers, software and equipment as of December 31, 2006.
Sale of Ashford.com URL and Certain Assets— On April 11, 2007 the Company sold to Luxi, Group, LLC certain specified assets, including all of its rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. The Company terminated its agreement dated February 5, 2007 with Ice.com to host the Company’s www.ashford.com homepage and returned to Ice.com $61,000 of its $70,000 down payment. The Company recorded commissions earned for approximately $9,000 during the time period that Ice.com hosted the Company’s www.ashford.com homepage.

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	March 31,	December 31,
	(in Years)	2007	2006
Computers, software and equipment	3	$65	$315
Less: accumulated depreciation		(25)	(21)

		$40	$294

Depreciation expense amounted to approximately $4,000 and $429,000 for the three months ended March 31, 2007 and 2006, respectively.
5. STOCK OPTION PLAN
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
Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during the three months ended March 31, 2007 nor were any options exercised during the period. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2007.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for three months ended March 31, 2007:

	March 31, 2007
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	131	$12.26
Granted	—	—
Exercised	—	—
Canceled	(102)	8.75

Outstanding at March 31, 2007	29	$24.43

Options exercisable at March 31, 2007	29	$24.43

6. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred both prior to, as well as, during the quarter ended March 31, 2007 in its stock ownership and believe the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
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
8. OTHER
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
On January 16, 2007, the Company and Amerisa Kornblum, its Chief Financial Officer and Treasurer entered into a Termination Agreement whereby Ms. Kornblum’s employment agreement was terminated. Under the Termination Agreement, Ms. Kornblum received her salary through January 15, 2007 and $50,000. In addition, all stock options granted to Ms. Kornblum have been cancelled. Ms. Kornblum has agreed to continue to be employed by the Company as its Chief Financial Officer and in addition, serve as its Acting Chief Executive Officer on a month to month basis pursuant to an oral month to month agreement at a base salary of $2,500 per month.

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
Overview
     From January 1, 2007 through April 11, 2007, our online retail operations consisted solely of earning commissions based on a percentage of gross sales made to visitors to our www.ashford.com homepage who were redirected to websites owned and operated by others.
     On April 11, 2007 we sold to Luxi, Group, LLC certain specified assets, including all of our rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. As a result of such sale, we are a non-operating public shell company. We are seeking suitable candidates for a business combination with a private company. We previously were an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. Our operating results disclosed in this Quarterly Report on Form 10-Q are not meaningful to our future results.
Future Plans
     We are a non operating public shell corporation. We intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. We intend to devote substantially all of our time to identifying potential merger or acquisition candidates. There can be no assurances that we will enter into such a transaction in the near future or on terms favorable to us, or that other funding sources will be available.
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
     As of April 16, 2007 we had borrowed from Alan Lipton, our Chairman of the Board of Directors the sum of $530,000. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by us upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of our assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest was payable by us to Mr. Lipton on demand. Our repayment obligation under the Second Note was unsecured. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities.

     We used $30,000 of the proceeds from the sale of www.ashford.com to repay in full the demand note and as of May 11, 2007, we owe to Mr. Lipton the sum of $500,000 plus accrued interest.
     We are a non-operating public shell and are seeking suitable candidates for a business combination with a private company. We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
     Comparison of Quarter Ended March 31, 2007 to Quarter Ended March 31, 2006
     Net Sales. Net sales for the quarter ended March 31, 2007 was $ 13,000 of commissions compared to $10.4 million for the quarter ended March 31, 2006.
     Number of orders for the quarter ended March 31, 2007 was zero compared to 29,624 for the quarter ended March 31, 2006.
     Gross Profit. Gross profit for the quarter ended March 31, 2007 was $13,000 compared to $2.2 million for the quarter ended March 31, 2006.
     Marketing. We did not spend any amounts on marketing for the quarter ended March 31, 2007 compared to $1.5 million for the quarter ended March 31, 2006.
     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2007 were $556,000 compared to $2.9 million for the quarter ended March 31, 2006. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, salaries, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2007 was $ 4,000 compared to $879,000 for the quarter ended March 31, 2006.
     Interest Expense, Net. Interest expense, net, for the quarter ended March 31, 2007 was $8,000 compared to $10,000 for the quarter ended March 31, 2006.
     Net Loss. Net loss for the quarter ended March 31, 2007 was $555,000 compared to $3.8 million for the quarter ended March 31, 2006.
Liquidity and Capital Resources
     During the first quarter ended March 31, 2007, we funded our operations primarily with cash on hand and from borrowings from Alan Lipton.
     Discussion of Cash Flows
     Net cash used in operating activities for the quarter ended March 31, 2007 was $461,000 compared to $3.8 million for the quarter ended March 31, 2006.
     Net cash provided by financing activities for the quarter ended March 31, 2007 consisted of our issuance of a note payable to an affiliated party in the amount of $238,000, inclusive of accrued interest compared to $1.0 million for the quarter ended March 31, 2006 which consisted of net borrowings under our bank credit facility.
     Net cash provided by investing activities in the quarter ended March 31, 2007 consisted of our sale of computers and equipment of $250,000 compared to net cash used in investing activities of $486,000 in the quarter ended March 31, 2006 which consisted of the purchase of property and equipment. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development.

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
     Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of March 31, 2007, we had $ 102,000 of cash on hand (and $79,000 of restricted cash pledged as collateral to a credit card processing company) compared to $ 75,000 of cash and cash equivalents (and $ 108,000 of restricted cash pledged as collateral to a credit card processing company) as of December 31, 2006.
     Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
     Contractual Obligations
     Future payments due under contractual obligations as of March 31, 2007 are listed below:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
	(in thousands)
Note Payable to Alan Lipton*	$530	30		$500

*	As of December 31, 2006, Alan Lipton loaned to us the sum of $300,000, which amount was increased as of February 16, 2007 to $400,000, further increased to $500,000 on March 1, 2007 and further increased to $530,000 on March 21, 2007. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by us upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of the Company’s assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest was payable by us to Mr. Lipton on demand. Our repayment obligation under the Second Note was unsecured. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. We used $30,000 of the proceeds from the sale of www.ashford.com to repay in full the demand note owing to Mr. Lipton.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Outstanding Stock Options
     As of March 31, 2007, we had outstanding vested options to purchase approximately 29,418 shares of common stock, at a weighted average exercise price of $24.43 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.

Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.
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

We are a non-operating shell company.
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
     Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe the availability of our net operating loss carryforwards is substantially limited. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. This limitation may adversely affect our ability to attract certain business combination candidates and/or consummate a business combination with an operating business.
Our limited resources make it impracticable to conduct a complete and exhaustive search for a business combination.
     Our limited resources and the lack of extensive management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

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
     Commencing January 2007, Amerisa Kornblum began to serve as both our Chief Executive Officer and Chief Financial Officer whereas prior to that date, Ms. Kornblum was the Chief Financial Officer. During the term covered by this report, Ms. Kornblum has observed that, although our operations are limited, we have a material weakness in our internal controls over financial reporting in that we create, review and process financial data without internal independent review due to our not having sufficient personnel. Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected.
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

ITEM 1A. Risk Factors
See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 6. Exhibits
(a)	Exhibits

Exhibit
Number		Description

2.1	(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Amended and Restated Bylaws
4.1	(1)	Form of Specimen Stock Certificate
4.2.1	(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2	(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1	(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2	(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2	(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1	(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2	(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3	(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1	(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2	(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1	(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2	(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3	(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4	(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10	(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6	(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7	(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1	(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2	(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3	(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4	(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9	(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10	(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11	(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12	(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

Exhibit
Number		Description
10.13	(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14	(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15	(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16	(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17	(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18	(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19	(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20	(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21	(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22	(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23	(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24	(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25	(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26	(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27	(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30	(10)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31	(10)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32	(10)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33	(11)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
14.1	(2)	Code of Business Conduct and Ethics
16.1	(3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2	(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1	(1)	Subsidiaries of Odimo Incorporated
23.1	(10)	Consent of Deloitte & Touche LLP
23.2	(10)	Consent of Rachlin Cohen & Holtz LLP
31.1	(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: May 14, 2007	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)