Form 10-Q
period 2007-06-30
Odimo INC
filed 2007-08-14
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of August 9, 2007, the registrant had 7,038,958 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$164	$75
Deposits with credit card processing company	29	108
Escrow deposit	—	30
Prepaid expense and other current assets	70	67

Total current assets	263	280
Property and Equipment, Net	38	294
Other Assets	24	24

Total	$325	$598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$443	$728
Accrued interest to related party	18	—
Accrued liabilities	193	46

Total liabilities	654	774

Note Payable to Related Party	500	300

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,039 and 7,162 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(104,541)	(104,188)

Total stockholders’ equity (deficiency)	(829)	(476)

Total	$325	$598

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Sales	$—	$4,368	$—	$14,755

Commissions	1	—	14	—

Total Revenue	1	4,368	14	14,755

Operating Expenses:
Cost of goods sold	—	3,288	—	11,452
Fulfillment	—	311	—	1,069
Marketing	—	570	—	2,112
General and administrative	212	2,421	768	5,279
Depreciation and amortization	2	1,021	6	1,900

Total operating expenses	214	7,611	774	21,812

Loss from Operations	(213)	(3,243)	(760)	(7,057)

Other Income (Expense):
Gain on sale of assets	424	6,904	424	6,904
Interest expense, net	(9)	(14)	(17)	(24)

	415	6,890	407	6,880

Net Income (Loss)	$202	$3,647	$(353)	$(177)

Net Income (Loss) per Common Share
Basic and diluted	$0.03	$0.51	$(0.05)	$(0.02)

Weighted Average Number of Shares:
Basic and diluted	7,039	7,162	7,039	7,162

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(353)	$(177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	1,900
Gain on sale of assets	(424)	(6,904)
Amortization of supply agreement	—	206
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	79	149
Escrow deposit	30	(502)
Accounts receivable	—	155
Inventories	—	4,142
Prepaid expenses and other current assets	(3)	(698)
Other assets	—	41
Increase (decrease) in:
Accounts payable	(287)	(6,010)
Accounts payable to related parties	—	743
Accrued liabilities	149	(2,042)

Net cash used in operating activities	(803)	(8,997)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	674	6,904
Purchase of property and equipment	—	(605)

Net cash provided by investing activities	674	6,299

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	248	—
Payments on stockholder notes	(30)	—

Net cash provided by financing activities	218	—

Net Increase (Decrease) in Cash and Cash Equivalents	89	(2,698)

Cash and Cash Equivalents, Beginning	75	3,831

Cash and Cash Equivalents, Ending	$164	$1,133

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$17	$24

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — From January 1, 2007 through April 11, 2007, the Company’s online retail operations have consisted solely of earning commissions based on a percentage of gross sales made to visitors to its www.ashford.com homepage who were redirected to websites owned and operated by others.
On April 11, 2007 the Company sold to Luxi, Group, LLC certain specified assets, including all of our rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. As a result of such sale, the Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Standards —In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.
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

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. We evaluated the impact of adopting FIN 48 on the consolidated financial statements and determined the adoption did not have a material effect on our financial condition, cash flows or results of operations.
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
     As of April 16, 2007 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $530,000. The Company issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note was repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company’s repayment obligation under the First Note is secured by all of its assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. The Company’s repayment obligation under the Second Note is unsecured. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. The Company used $30,000 of the proceeds from the sale of www.ashford.com to repay certain of the amounts owing to Mr. Lipton and as of August 10, 2007, the Company owes to Mr. Lipton the sum of $518,000, including accrued interest.
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
3. SALE OF ASSETS
     Sale of Computer Equipment—On January 5, 2007, the Company entered into an agreement with Ice.com for the sale of certain machinery and equipment for $250,000. As a result of the sale to Ice.com, the Company recorded an impairment charge of $5.4 million related to the sale of the Company’s computers, software and equipment as of December 31, 2006.
     Sale of Ashford.com URL and Certain Assets—On April 11, 2007 the Company sold to Luxi, Group, LLC certain specified assets, including all of its rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. The Company terminated its agreement dated February 5, 2007 with Ice.com to host the Company’s www.ashford.com homepage and returned to Ice.com $61,000 of its $70,000 down payment. The Company recorded commissions earned for approximately $9,000 during the time period that Ice.com hosted the Company’s www.ashford.com homepage.

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	June 30,	December 31,
	(in Years)	2007	2006
Computers, software and equipment	3	$65	$315
Less: accumulated depreciation		(27)	(21)

		$38	$294

Depreciation expense amounted to approximately $6,000 and $1 million for the six months ended June 30, 2007 and 2006, respectively.
5. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for six months ended June 30, 2007:

	June 30, 2007
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	131	$12.26
Granted	—	—
Exercised	—	—
Canceled	(103)	8.75

Outstanding at June 30, 2007	28	$24.58

Options exercisable at June 30, 2007	28	$24.58

6. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the six months ended June 30, 2007 in its stock ownership and believe the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

7. LEGAL PROCEEDINGS
     The Company is currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against it. In January 2006, the Company was served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, the former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, the Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to the initial public offering. The complaint generally alleges that the Company and the other defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the initial public offering regarding the impact to its operations of advertising expenses. The Company believes that the lawsuit is without merit and intends to vigorously defend it. The Company is currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions. On June 6, 2007, Odimo, Alan Lipton and Amerisa Kornblum entered into a Stipulation of Settlement, for the settlement of this litigation. The settlement provides for the payment of $1.25 million by the defendants to a class of purchasers (other than those who timely and validly request exclusion from the class) who purchased Odimo common stock in Odimo’s February 15, 2005 initial public offering through August 15, 2005. All amounts payable by defendants are to be paid by defendants’ insurers. On June 8, 2007 the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida entered its Order Preliminarily Approving Settlement and Providing for Notice which, among other things, certified a class for settlement purposes only and approved preliminarily the settlement, subject to further consideration at a final settlement hearing set for September 25, 2007 (the “Settlement Hearing”). At the Settlement Hearing, the Court will determine whether the proposed settlement is fair, reasonable and adequate and whether a final order approving the settlement should be entered.
     In May 2007, the Company was served with a complaint from a former vendor alleging that the Company owes this former vendor approximately $174,000 plus interest on such amount since December 2006, for goods and services provided by this vendor to the Company, which amount has been accrued in accordance with Generally Accepted Accounting Principles. The complaint also seeks attorneys’ fees and costs. The Company intends to vigorously defend against the allegations contained in the complaint.

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
     On April 11, 2007 we sold to Luxi Group, LLC certain specified assets, including all of our rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. As a result of such sale, we are a non-operating public shell company. We are seeking suitable candidates for a business combination with a private company. We previously were an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. Our operating results disclosed in this Quarterly Report on Form 10-Q are not meaningful to our future results.
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

     As of April, 2007 we had borrowed from Alan Lipton, our Chairman of the Board of Directors the sum of $530,000. We issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $500,000 plus all interest under the First Note is repayable by us upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of our assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest was payable by us to Mr. Lipton on demand. Our repayment obligation under the Second Note was unsecured. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities.
     We used $30,000 of the proceeds from the sale of www.ashford.com to repay in full the demand note and as of August 10, 2007, we owe to Mr. Lipton the sum of $500,000 plus accrued interest.
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
     Comparison of Quarter Ended June 30, 2007 to Quarter Ended June 30, 2006
     Net Sales. Net sales for the quarter ended June 30, 2007 was $1,000 which consisted solely of commissions based on a percentage of gross sales made to visitors to our www.ashford.com homepage who were redirected to websites owned and operated by others compared to $ 4.4 million for the quarter ended June 30, 2006.
     Gross Profit. Gross profit for the quarter ended June 30, 2007 was $1,000 compared to $1.1 million for the quarter ended June 30, 2006.
     Marketing. We did not spend any amounts on marketing for the quarter ended June 30, 2007 compared to $570,000 for the quarter ended June 30, 2006.
     General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2007 were $212,000 compared to $ 2.4 million for the quarter ended June 30, 2006. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, salaries, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 2007 was $2,000 compared to $1.0 million for the quarter ended June 30, 2006.
     Interest Expense, Net. Interest expense, net, for the quarter ended June 30, 2007 was $9,000 compared to $14,000 for the quarter ended June 30, 2006.
     Net Loss. Net income for the quarter ended June 30, 2007 was $202,000 as compared to net income of $3.6 million for the quarter ended June 30, 2006. Our net income for the quarter ended June 30, 2007 includes a $424,000 gain on sale of assets relating to the sale of the domain name www.ashford.com and related packaging materials. Without this $424,000 gain, our net loss for the quarter ended June 30, 2007 would have been $222,000. The net income for the quarter ended June 30, 2006 includes a $6.9 million gain on the sale of assets related to our diamond.com operation which transaction closed in May 2006. Without this $6.9 million gain, our net loss for the quarter ended June 30, 2006 would have been $3.3 million.

     Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
     Net Sales. Net sales for the six months ended June 30, 2007 was $14,000, which consisted solely of commissions based on a percentage of gross sales made to visitors to our www.ashford.com homepage who were redirected to websites owned and operated by others as compared to $ 14.8 million for the six months ended June 30, 2006.
     Gross Profit. Gross profit for the six months ended June 30, 2007 was $14,000 compared to $ 3.3 million for the six months ended June 30, 2006.
     Marketing. We did not spend any amounts on marketing for the six months ended June 30, 2007 compared to $2.1 million for the six months ended June 30, 2006.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 were $768,000 compared to $ 5.3 million for the six months ended June 30, 2006. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, salaries, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2007 was $6,000 compared to $1.9 million for the six months ended June 30, 2006.
     Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2007 was $17,000 compared to $24,000 for the six months ended June 30, 2006.
     Net Loss. Net loss for the six months ended June 30, 2007 was $353,000 as compared to a net loss of $177,000 for the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 includes a $424,000 gain on the sale of the ashford.com assets. Without this $424,000 gain, our net loss for the six months ended June 30, 2007 would have been $777,000. The net loss for the six months ended June 30, 2006 includes a $6.9 million gain on the sale of the diamond.com assets. Without this $6.9 million gain, our net loss for the six months ended June 30, 2006 would have been $7.1 million.
Liquidity and Capital Resources
     During the second quarter ended June 30, 2007, we funded our operations primarily with cash on hand and from borrowings from Alan Lipton.
     Discussion of Cash Flows
     Net cash used in operating activities for the six months ended June 30, 2007 was $803,000 compared to $9.0 million for the six months ended June 30, 2006. Included in the net cash used in operating activities for the six months ended June 30, 2007 is a $287,000 decrease in accounts payable and a $424,000 gain on sale of assets related to the sale of the ashford.com assets. Included in the net cash used in operating activities for the six months ended June 30, 2006 is a $4.6 million decrease in inventories partially related to the sale of the diamond.com assets offset by an $8.0 million decrease in accounts payable and accrued liabilities. In addition, in March 2006 we returned approximately $4.0 million of diamond inventory against a related party payable to SDG Marketing and delivered approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable to SDG Marketing.

     Net cash provided by financing activities for the six months ended June 30, 2007 consisted of our issuance of a note payable to an affiliated party in the amount of $248,000, inclusive of accrued interest, offset by a payment on a note payable to related party of $30,000.
     Net cash provided by investing activities for the six months ended June 30, 2007 was $674,000, which consisted of our sale of computers and equipment of $250,000 and the sale of the ashford.com assets for $424,000 compared to net cash provided by investing activities for the six months ended June 30, 2006 of $6.3 million. Included in net cash provided by investing activities in 2006 are net proceeds of $6.9 million resulting from the sale of the diamond.com assets.
     If and to the extent that our net income before income taxes, interest income and expense, depreciation expense, amortization expense, and other non-cash expenses (as defined in the agreement with GSI) is positive for the year 2007, we will be obligated to make a payment to GSI Commerce, Inc., the entity from which we purchased the www.ashford.com domain name in December 2002, equal to 10% of such amount for such year, up to a maximum aggregate amount of $2.0 million. To the extent that we are required to make any such payments, our cash flow will be reduced accordingly.
     Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of June 30, 2007, we had $164,000 of cash on hand (and $29,000 of restricted cash pledged as collateral to a credit card processing company) compared to $ 75,000 of cash and cash equivalents (and $ 108,000 of restricted cash pledged as collateral to a credit card processing company) as of December 31, 2006.
     Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
     Contractual Obligations
     Future payments due under contractual obligations as of June 30, 2007 are listed below:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	3-5 Years
	(in thousands)
Note Payable to Alan Lipton	$500			$500
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Outstanding Stock Options
     As of June 30, 2007, we had outstanding vested options to purchase approximately 28,018 shares of common stock, at a weighted average exercise price of $24.58 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.

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

     Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt SFAS No. 159 on January 1, 2008 and have not yet determined the impact on the consolidated financial statements.
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
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows. We evaluated the impact of adopting FIN 48 on the consolidated financial statements and determined the adoption did not have a material effect on our financial condition, cash flows or results of operations.
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
     We are currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against us. In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The complaint names the Company, Alan Lipton, and Amerisa Kornblum as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of our common stock in or traceable to our initial public offering. The complaint generally alleges that we and the other defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with our initial public offering regarding the impact to our operations of advertising expenses. We believe that the lawsuits are without merit and intend to vigorously defend ourselves. We are currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions. On June 6, 2007, Odimo, Alan Lipton and Amerisa Kornblum entered into a Stipulation of Settlement, for the settlement of this litigation. The settlement provides for the payment of $1.25 million by the defendants to a class of purchasers (other than those who timely and validly request exclusion from the class) who purchased Odimo common stock in Odimo’s February 15, 2005 initial public offering through August 15, 2005. All amounts payable by defendants are to be paid by defendants’ insurers. On June 8, 2007 the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida entered its Order Preliminarily Approving Settlement and Providing for Notice which, among other things, certified a class for settlement purposes only and approved preliminarily the settlement, subject to further consideration at a final settlement hearing set for September 25, 2007 (the “Settlement Hearing”). At the Settlement Hearing, the Court will determine whether the proposed settlement is fair, reasonable and adequate and whether a final order approving the settlement should be entered.
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
     Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and is considered a “penny stock.” The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Market.
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
     Elao, LLC, a limited liability company controlled by Alan Lipton, owns approximately 43.9% of our outstanding voting stock. Accordingly, Mr. Lipton will have significant influence over the management and affairs of Odimo and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Odimo or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, Mr. Lipton may take actions that Odimo’s other stockholders do not view as beneficial.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are currently a party to a proceeding with an uncertain outcome, which could result in significant judgments against us. In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint names the Company, Alan Lipton, our former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, our Chief Financial Officer as defendants and is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of our common stock in or traceable to our initial public offering. The complaint generally alleges that we and the other defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with our initial public offering regarding the impact to our operations of advertising expenses. We believe that the lawsuit is without merit and intend to vigorously defend ourselves. We are currently unable to predict the outcome of the actions or the length of time it will take to resolve the actions. On June 6, 2007, Odimo, Alan Lipton and Amerisa Kornblum entered into a Stipulation of Settlement, for the settlement of this litigation. The settlement provides for the payment of $1.25 million by the defendants to a class of purchasers (other than those who timely and validly request exclusion from the class) who purchased Odimo common stock in Odimo’s February 15, 2005 initial public offering through August 15, 2005. All amounts payable by defendants are to be paid by defendants’ insurers. On June 8, 2007 the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida entered its Order Preliminarily Approving Settlement and Providing for Notice which, among other things, certified a class for settlement purposes only and approved preliminarily the settlement, subject to further consideration at a final settlement hearing set for September 25, 2007 (the “Settlement Hearing”). At the Settlement Hearing, the Court will determine whether the proposed settlement is fair, reasonable and adequate and whether a final order approving the settlement should be entered.
     In May 2007, we were served with a complaint from a former vendor alleging that we owe this former vendor approximately $174,000 plus interest on such amount since December 2006, for goods and services provided to us by this vendor. The complaint also seeks attorneys’ fees and costs. We intend to vigorously defend against the allegations contained in the complaint.
ITEM 1A. Risk Factors
See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
2.1(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Form of Specimen Stock Certificate

4.2.1(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock

4.2.2(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock

10.1.1(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan

10.1.2(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan

10.2(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.

10.3.1(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.

Exhibit
Number	Description

10.3.2(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.3.3(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee

10.4.1(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.

10.4.2(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.

10.5.1(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton

10.5.2(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum

10.5.3(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum

10.5.4(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous

10.5.5(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton

10.5.6(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa 10.5.7(1) Kornblum

10.5.8(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous Lock-up Agreement dated July 12, 2004, between the registrant and Michael 10.5.9(1) Dell’Arciprete

10.5.10(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton

10.6(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers

10.7(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

10.8.1(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.2(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.8.3(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.

10.8.4(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP

10.9(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC

10.10(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.11(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

10.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.

Exhibit
Number	Description

10.17(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.

10.18(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.

10.19(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.

10.20(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.

10.21(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.

10.22(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.

10.23(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.

10.24(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.

10.25(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.

10.26(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.

10.27(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.

10.30(10)	8% Secured Promissory Note in the Principal Amount of $300,000

10.31(10)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000

10.32(10)	8% Demand Promissory Note in the Principal Amount of $30,000

10.33(11)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.

14.1(2)	Code of Business Conduct and Ethics

16.1(3)	Letter of Deloitte & Touche LLP dated September 2, 2005

16.2(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005

21.1(1)	Subsidiaries of Odimo Incorporated

23.1(10)	Consent of Deloitte & Touche LLP

23.2(10)	Consent of Rachlin Cohen & Holtz LLP

Exhibit
Number	Description
31.1(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: August 14, 2007	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)