Form 10-K
period 2007-12-31
Odimo INC
filed 2008-03-31
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(954) 993-4703
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
Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.  Yes ☒     No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 29, 2007 as reported by the OTCBB was approximately $643,085. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 25, 2008, 7,753,242 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2007

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
     Non-Operating Shell Company
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
     Cessation of Online Retailing Business of the Company
     Prior to May 2006, we were an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods through three websites, www.diamond.com, www.worldofwatches.com and www.ashford.com. In May 2006, we sold assets related to our online diamond and jewelry business operations, including our domain name www.diamond.com. In December 2006, we sold assets related to our online watch business operations, including our domain name www.worldofwatches.com. In April 2007, we sold our domain name www.ashford.com and related intellectual property rights, product images and other intangibles.
     Other than Amerisa Kornblum, our President and Chief Executive Officer, who, commencing in 2008, serves the Company for no compensation, we have no full time employees.
     Going Concern
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2007, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

     These conditions raise substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As of March 20, 2008 we have borrowed from Alan Lipton, our Chairman of the Board of Directors the net sum of $525,000. We issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the Note is secured by all of the Company’s assets. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. On February 4, 2008 we sold 714,284 newly issued shares of our common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, our Chairman of the Board and Amerisa Kornblum, our President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
     Available Information
     We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. All of our filings with the SEC may be obtained at the SEC’s Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and other information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
     Elao, LLC, a limited liability company controlled by Alan Lipton and a trust established for the benefit of Mr. Lipton’s minor child together own approximately 42.24% of our outstanding voting stock. Accordingly, Mr. Lipton will have significant influence over the management and affairs of Odimo and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Odimo or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, Mr. Lipton may take actions that Odimo’s other stockholders do not view as beneficial.
Our ability to use net operating loss carryforwards may be limited.
     Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have preliminarily reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe the availability of our net operating loss carryforwards is substantially limited. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. This limitation may adversely affect our ability to attract certain business combination candidates and/or consummate a business combination with an operating business.

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
ITEM 2. PROPERTIES
     Our corporate office is located in Sunrise, Florida, where we lease approximately 200 square feet pursuant to a month to month agreement. We pay approximately $200 per month for this office space.
ITEM 3. LEGAL PROCEEDINGS
     In January 2006, we were served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint named the Company, Alan Lipton, the former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, the Chief Financial Officer as defendants and was pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to our initial public offering. The complaint generally alleged that the Company and the other defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the initial public offering regarding the impact to its operations of advertising expenses. We believed that the lawsuit was without merit and vigorously defend it. On June 6, 2007, Odimo, Alan Lipton and Amerisa Kornblum entered into a Stipulation of Settlement, for the settlement of this litigation. The settlement provided for the payment of $1.25 million by the defendants to a class of purchasers (other than those who timely and validly request exclusion from the class) who purchased Odimo common stock in Odimo’s February 15, 2005 initial public offering through August 15, 2005. All amounts payable by defendants were paid by our insurer. On June 8, 2007 the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida entered its Order Preliminarily Approving Settlement and Providing for Notice which, among other things, certified a class for settlement purposes only and approved preliminarily the settlement, subject to further consideration at a final settlement hearing set for September 25, 2007 (the “Settlement Hearing”). At the Settlement Hearing, the Court determined the proposed settlement was fair, reasonable and adequate and a final order approved the settlement.
     In May 2007, we were served with a complaint from a former vendor alleging that we owed to this former vendor approximately $174,000 plus interest on such amount since December 2006, for goods and services provided by this vendor to us, which amount had been accrued in accordance with Generally Accepted Accounting Principles. In December 2007, we settled this lawsuit by paying the former vendor $25,000 and agreeing to be contingently liable for an additional amount equal to the difference between $136,000 and amounts paid to the vendor over a two year period by the entity who purchased from us the domain name www.ashford.com.
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

	High	Low
First Quarter 2006 (from February 15, 2005)	6.10	2.05
Second Quarter 2006	3.76	1.67
Third Quarter 2006 (through August 13, 2006)	1.45	1.24
Third Quarter 2006 (from August 14, 2006)	1.26	0.75

Fourth Quarter	0.24	0.06
First Quarter 2007	0.29	0.08
Second Quarter 2007	0.30	0.20
Third Quarter 2007	0.20	0.16
Fourth Quarter 2007	0.29	0.11
First Quarter 2008 (through March 25, 2008)	0.16	0.05
     The approximate number of holders of record of our common stock as of March 25, 2008 is 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
Dividend Policy
     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan
     The following table details our equity compensation plan as of December 31, 2007:
2007 EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plan
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	26,000	$24.48	533,391
Equity compensation plans not approved by security holders	—	—	—
Total	26,000	$24.48	533,391
Recent Sales of Unregistered Securities
     On February 4, 2008 we sold 714,284 newly issued shares of our common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, our Chairman of the Board and Amerisa Kornblum, our President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in making the sale.
Repurchases of Equity Securities
     None.
ITEM 6. SELECTED FINANCIAL DATA.
As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.
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
Overview
     All information contained in this report reflects our operations as an online retailer of jewelry, diamonds, watches and luxury goods on www.diamond.com; www.ashford.com; and www. worldofwatches.com through May 11, 2006 and watches and luxury goods on www.worldofwatches.com and www.ashford.com from May 12, 2006 through November 30, 2006 and watches and luxury goods on www.ashford.com from May 12, 2006 through December 31, 2006. We ceased operations as an online retailer at December 31, 2006 and, other than commissions we earned prior to April 2007 which were based on a percentage of gross sales made to visitors to our www.ashford.com homepage who were redirected to websites owned and operated by others, we recorded no net sales or other operating revenue for the year ended December 31, 2007. We do not expect to generate operating revenue until such time as we consummate a business combination with an operating business, if at all. Our historical operating results disclosed in this Report on Form 10-K are not meaningful to our future results.
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2007, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis of Presentation
     Total Revenues consists of Net Sales and commissions earned from a third party who hosted our www.ashford.com website during the first quarter 2007.
     Net Sales consists of revenue from the sale of our products, net of estimated returns by customers, promotional discounts and, to a much lesser extent, revenue from upgrades to our standard free shipping.
     Gross Profit is calculated by subtracting the cost of sales from net sales. Our cost of sales consists of the cost of the products we sell, including inbound freight costs and assembly costs. Our gross profit fluctuated based on several factors, including product acquisition costs, product mix and pricing decisions. Due to the seasonality of our business, our gross profit as a percentage of net sales was typically greater in the fourth quarter. In general, we realized higher gross profit on the sale of our luxury goods, jewelry and watches in comparison to diamonds.
     General and Administrative Expenses include payroll and related employee benefits, costs to maintain our websites, professional fees, insurance, rent, travel and other general corporate expenses.
Results of Operations
Comparison of Years Ended December 31, 2007 and 2006
     Total Revenue for the years ended December 31, 2007 and 2006 was $14,000 (consisting solely of commissions) and $19.0 million (consisting solely of Net Sales).
     Net Sales. Net sales for the years ended December 31, 2007 and 2006 were zero and $19.0 million. The decrease is due to our ceasing operations in 2006.
     Gross Profit. Gross profit for the years ended December 31, 2007 and 2006 was zero and $3.1 million.
     General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2007 and 2006 were $744,000 and $9.6 million. During 2007, such expenses consisted primarily of executive officer and part time employee compensation totaling approximately $262,000, insurance costs of approximately $140,000, and professional fees amounting to approximately $197,000. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.
     Gain on Sale of Assets. In connection with the April 2007 sale of assets related to the sale of our domain name www.ashford.com, we recorded a net gain on sale of assets of $424,000 in the second quarter of 2007.
     Interest Expense, Net. Interest expense, net, for the years ended December 31, 2007 and 2006 was $38,000 and $16,000.
Liquidity and Capital Resources
     As of December 31, 2007, we had cash of approximately $1,000 and total liabilities of approximately $882,000. On February 4, 2008, we sold 714,284 newly issued shares of common stock, par value $.001, to four investors for a gross purchase price of $100,000, which we are using for working capital.

     We intend to continue devoting substantially all of our time to identifying merger or acquisition candidates. In the event we locate an acceptable operating business, we intend to effect the transaction utilizing any combination of our Common Stock, cash on hand, or other funding sources that we reasonably believe are available. However, there can be no assurances that we will be able to consummate a merger or acquisition of an operating business on terms favorable to us, if at all, or that other funding sources will be available.
Discussion of Cash Flows
     Net cash used in operating activities for the year ended December 31, 2007 was $1.0 million compared to net cash used in operating activities for the year ended December 31, 2006 of $10.5 million. Included in the net cash used in operating activities for the year ended December 31, 2006 is a $9.2 million reduction in accounts payable and accrued liabilities offset by a $6.9 million decrease in inventory.
     Net cash provided by investing activities in the year ended December 31, 2007 was $674,000 compared to net cash provided by investing activities of $6.5 million in the year ended December 31, 2006. Since our inception, our investing activities have consisted primarily of purchases of fixed assets and capital expenditures for our technology systems and software development. Included in net cash provided by investing activities in the year ended December 31, 2006 is $7.2 million of net proceeds from the sale of assets.
     Net cash provided by financing activities in the year ended December 31, 2007 was $253,000 as compared to $300,000 of net cash provided by financing activities during the year ended December 31, 2006. Net cash provided by financing activities in 2007 and 2006 consisted of $283,000 and $300,000, respectively, in proceeds from a related party notes payable.
Liquidity Sources
     Our current source of liquidity consists of cash on hand. As of December 31, 2007, we had $1,000 of cash on hand compared to $75,000 of cash and cash equivalents (and $ 108,000 of restricted cash pledged as collateral to a credit card processing company) as of December 31, 2006.
     Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
     As of March 20, 2008, we have borrowed from Alan Lipton, our Chairman of the Board of Directors the net sum of $525,000. We issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the Note is secured by all of the Company’s assets. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. On February 4, 2008 we sold 714,284 newly issued shares of our common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, our Chairman of the Board, and Amerisa Kornblum, our President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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

     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2007, our financial statements reflect negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
     As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Outstanding Stock Options
     As of December 31, 2007, we had outstanding vested options to purchase approximately 26,000 shares of common stock, at a weighted average exercise price of $24.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares ranges from $0 to $16.25 per share.
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
Revenue Recognition
     We recognized revenue from product sales or services rendered when the following four revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable and (4) collectibility is reasonably assured.

     Product sales, net of promotional discounts, rebates, and return allowances, were recorded when the products were delivered and title passed to customers. We required payment before shipping products, so we estimated receipt of delivery by our customers based on shipping time data provided by our carriers. Retail items sold to customers were made pursuant to a sales contract that provided for transfer of both title and risk of loss upon delivery to the customer. Return allowances, which reduced product revenue by our best estimate of expected product returns, were estimated using historical experience.
Inventories
     Inventories, which consisted of products available for sale, were accounted for using the first-in first-out method, and were valued at the lower of cost or market value. This valuation required us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors or liquidations, and expected recoverable values of each disposition category. Based on this evaluation, we recorded a valuation write-down, when needed, to adjust the carrying amount of our inventories to lower of cost or market value.
Goodwill and Other Long-Lived Assets
     Our long-lived assets included goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) required that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires significant judgment to estimate the fair value, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. For 2006 and 2005, we determined that we had one reporting unit. For the year ended December 31, 2005, we recorded an impairment charge of $9.8 million related to the impairment of goodwill.
     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), required that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measured any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows required significant judgment based on our historical results and anticipated results and were subject to many factors. During 2006, we recorded impairment charges related to long lived assets of approximately $5.4 million.
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

     Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. We elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, we prospectively adopted the provisions of SFAS 123R, Share-Based Payment, which requires all share-based awards to employees be recognized in the income statement based on their fair values. We had no unvested stock options as of January 1, 2006. No stock options were granted during 2006 or 2007 nor were any options exercised during these periods. As a result, there was no impact of SFAS 123R on our Consolidated Statements of Operations for the years ended December 31, 2006 or December 31, 2007.
Recently Issued Accounting Standards
     In December 2007 the FASB issued 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair value as of the date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).
     SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.
     In December 2007, the FASB issues SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe SFAS 160 will have a material impact on our financial statements.
     In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt SFAS No. 159 on January 1, 2008 and do not expect the adoption to have a material impact on the consolidated financial statements.

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
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management evaluated the impact of the adoption of this pronouncement and concluded the adoption did not have a material impact on our consolidated financial position, results of operation or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the list of financial statements filed with this report under Item 15 below.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
ITEM 9A(T). CONTROLS AND PROCEDURES
     a. Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Due to the material weakness (discussed below in subsection c of this Item), our disclosure controls and procedures were not effective as of December 31, 2007 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.

     Notwithstanding this material weakness, we believe that the financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.
     b. Changes in Internal Control Over Financial Reporting.
     Other than as set forth above, our management has determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     c. Management Report On Internal Control Over Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 because we create, review and process financial data without internal independent review.
     Since January 2007, Amerisa Kornblum began to serve as both our Chief Executive Officer and Chief Financial Officer whereas prior to that date, Ms. Kornblum was the Chief Financial Officer. Commencing January 1, 2007, we have observed that, although our operations subsequent to the year ended December 31, 2006 are limited, we have a material weakness in our internal controls over financial reporting in that we create, review and process financial data without internal independent review due to our not having sufficient personnel. Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected. Notwithstanding this material weakness, we believe that the financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.
     This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by our auditors, Rachlin LLP.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth our executive officer and each Class I director, Class II director, and Class III director, their ages and present positions with Odimo as of March 20, 2008.

Name	Age	Position
Alan Lipton	57	Chairman of the Board, Class III Director
Amerisa Kornblum	46	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Sidney Feltenstein(1)	67	Class III Director
Stanley Stern(2)	50	Class I Director
Steven Tishman(3)	51	Class II Director

(1)	Member of the Audit Committee, the Compensation Committee and the Nominating Committee

(2)	Member of the Compensation Committee and Nominating Committee

(3)	Member of the Audit Committee
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
     Sidney Feltenstein has been a member of our Board of Directors since May 2004. Mr. Feltenstein currently is a private investor. From June 2005 through February 2008, Mr. Feltenstein was the Chairman of Sagittarius Brands, a restaurant holding company. From 1995 to 2002, Mr. Feltenstein served as Chairman, President and Chief Executive Officer of Yorkshire Global Restaurants, an operator of A&W Restaurants and Long John Silver’s restaurants. Mr. Feltenstein has served in a variety of operations and marketing management positions in the restaurant business including Chief Marketing Officer for Dunkin Donuts and Executive President of Worldwide Marketing for Burger King Corporation. Mr. Feltenstein is active in various organizations, including the International Franchise Association. Since 2003, Mr. Feltenstein has been a director of BUCA, Inc., a public company that operates restaurants.
     Stanley Stern was a member of our Board of Directors from November 1999 through May 2004 and rejoined the Board in February 2005. Since March 2004, Mr. Stern has been a Managing Director and head of investment banking with Oppenheimer & Co. Inc., an investment banking firm. From February 2002 to March 2004, Mr. Stern served as a Managing Director and head of investment banking with C.E. Unterberg, Towbin, an investment banking firm. From January 2000 to February 2002, Mr. Stern served as Managing Director of STI Ventures Advisory USA Inc. and as a member of the board of directors and the investment committee of STI Ventures. Mr. Stern also serves as the chairman of the board of Tucows, Inc., and is a director of Fundtech, a provider of financial payment processing solutions.

     Steven Tishman has been a member of our Board of Directors since February 2005. Since October 2002, he has been a Managing Director of Rothschild Inc., a merchant banking firm. From November 1999 to July 2002, Mr. Tishman was a Managing Director of Robertson Stephens, Inc., an investment banking firm. Mr. Tishman is also a director of Cedar Fair, L.P., an operator of amusement parks.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2007.
Code of Conduct and Ethics
     Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules. Upon written request to our Corporate Secretary, Odimo Incorporated, 14051 NW 14th Street, Sunrise, Florida 33323, we will provide, without charge, any person with a copy of our Code of Conduct and Ethics.
Audit Committee Financial Experts
     Our Board of Directors has determined that both Mr. Tishman and Mr. Feltenstein satisfy the definition of “audit committee financial expert” as promulgated by the SEC by virtue of their educational and work experience as described above and are both independent from our executive officers in accordance with the definition of “independence” as promulgated by the American Stock Exchange.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     Since January 2007, Amerisa Kornblum has been our only executive officer. From January 2007 through December 2007, we paid Ms. Kornblum $2,500 per month. Commencing January 2008, Ms. Kornblum has agreed to continue to serve in her capacity as our sole executive officer for no compensation. Since January 2007, Ms. Kornblum has served us as our sole executive officer with no written employment agreement. Due to our severely limited resources we are unable to attract other executive talent and we are unable to offer any compensation to Ms. Kornblum. While we have, in the past and may in the future grant stock options as a means to attract and provide equity incentives to executives, no options have been granted since 2004 and all options that have heretofore been granted to prior executive officers have been cancelled.

SUMMARY COMPENSATION TABLE
     The following table sets forth information regarding the compensation paid, distributed, or accrued for services rendered by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer whose total salary and bonus exceeded $100,000 (collectively, the “Named Executives ”) for services rendered in all capacities to us during the years indicated.

							Change in
							Pension Value &
							Non Qualified
						Non Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Alan Lipton	2007	$—	$—	$—	$—	$—	$—	$—		$—
Chief Executive Officer	2006	159,336	—	—	—	—	—	19,574	(1)	178,910
and President from November 1999 through May 11, 2006

Jeff Kornblum	2007	$—	$—	$—	$—	$—	$—	$50,000	(2)	$—
Chief Operating Officer from	2006	241,812	—	—	—	—	—	24,917	(1)	266,729
November 1999 through January 15, 2007, Chief Executive Officer and President from May 11, 2006 through January 15, 2007

Amerisa Kornblum	2007	30,000	$—	$—	$—	$—	$—	$50,000	(3)	$80,000
Chief Financial Officer	2006	212,019	—	—	—	—	—	18,673	(1)	230,692
and Treasurer since November 1999, Secretary since November 2005 and Chief Executive Officer since January 15, 2007

(1)	Includes lease payments, insurance and maintenance expenses for one automobile and medical insurance premiums.

(2)	Represents amounts paid in January 2007 in connection with a Separation Agreement entered between the Company and Mr. Kornblum.

(3)	Represents amounts paid in January 2007 in connection with a Termination Agreement entered between the Company and Ms. Kornblum.
Stock Options /Equity Awards
     No stock options or equity awards were granted, exercised or outstanding in favor of any of the Named Executives during our fiscal year ended December 31, 2007.
Pension Benefits
     We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.
Nonqualified Deferred Compensation
     We do not have any plan that provides for deferred compensation.
Stock Ownership Guidelines
     We have not implemented stock ownership guidelines for our executive officers.
Compensation Committee Interlocks and Insider Participation
     As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.
Director Compensation
     We do not pay directors compensation but have in the past, reimbursed directors for certain expenses incurred by them in connection with their duties to the Company.

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
Compensation Committee Report
     As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of March 20, 2008, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
     Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.
     Applicable percentage ownership in the following table is based on 7,753,242 shares of common stock outstanding as of March 20, 2008.

PRINCIPAL STOCKHOLDERS

	Shares
	Beneficially
Beneficial Owner	Owned	Percentage
5% STOCKHOLDERS
ELAO, LLC(1)	3,096,058	39.93%
c/o Odimo Incorporated
14051 NW 14th Street, Sunrise, FL 33323
Lily Maya Lipton Family Trust (1)	3,274,629	42.24%
c/o Odimo Incorporated
c/o Alan Lipton, Trustee
14051 NW 14th Street, Sunrise, FL 33323
Austin W. Marxe(2)	537,756	6.94%
527 Madison Avenue, Suite 2600, New York, NY 10022
David M. Greenhouse(2)	537,756	6.94%
527 Madison Avenue, Suite 2600, New York, NY 10022
Rima Management, LLC(3)	436,619	5.63%
Richard Mashaal
110 East 55th Street, Suite 1600, New York, NY 10022
Bruce Galloway(5)	1,078,115	13.91%
c/o Galloway Capital Management, LLC
720 Fifth Avenue, New York, NY 10019

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton(1)(4)	3,274,629	42.24%
14051 NW 14th Street, Sunrise, FL 33323
Amerisa Kornblum(6)	178,571	2.3%
14051 NW 14th Street, Sunrise, FL 33323
Stanley Stern	4,000	*
c/o Odimo Incorporated
14051 NW 14th Street, Sunrise, FL 33323
Sidney Feltenstein
c/o Odimo Incorporated	2,498	*
14051 NW 14th Street, Sunrise, FL 33323
Steven Tishman	—	—
c/o Rothschild Inc.
1251 Avenue of the Americas, New York, NY 10020
All directors and executive officers as a group (5 persons)	3,459,698	44.62%

*	Denotes less than 1%.

(1)	Lily Maya Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his minor daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power over the shares owned by Elao, LLC. Alan Lipton has shared voting and dispositive over the shares owned by the Lily Trust.

(2)	Messrs. Marxe and Greenhouse have shared voting and investment power over 119,042 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 33,737 shares of Common Stock owned by Special Situations Fund III, L.P. and 384,977 shares of Common Stock owned by Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and general partner of Special Situations Fund III QP, L.P.

(3)	Rima Management, LLC and Richard Mashaal have shared voting and dispositive power over these shares.

(4)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.

(5)	Represents 747,382 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account which Mr. Galloway had sole power to vote and dispose and 91,462 shares of Common Stock held by Finvest Yankee, LP and 239,271 shares of Common Stock held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) for which Mr. Galloway has the shared power to vote and dispose. Mr. Galloway is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Mr. Galloway disclaims beneficial ownership of the shares of Common Stock directly beneficially owned by STEP except for: (i) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (ii) the indirect interests of Mr. Galloway by virtue of being a limited partner of STEP.

(6)	Does not include shares held by Elao, LLC. Ms. Kornblum has a contingent contractual right to receive 33.3% of the proceeds upon sale of these shares.
Changes In Control
     We are not aware of any arrangement that might result in a change of control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     As of March 20, 2008 we have borrowed from Alan Lipton, our Chairman of the Board of Directors the sum of $555,000, of which $30,000 has been repaid. We issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest under the Note is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the First Note is secured by all of the Company’s assets. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities.
     On February 4, 2008 we sold 714,284 newly issued shares of our common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, our Chairman of the Board and Amerisa Kornblum, our President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
     Our audit committee is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, for purposes of the Company’s written policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more. Our policy required the audit committee to review and approve related party transactions. In reviewing and approving any related party transaction or material amendment to any such transaction, the audit committee must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.
Director Independence
     The board of directors has determined that, with the exception of Alan Lipton, the Chairman of our board of directors, all of the members of our board are “independent directors” as that term is defined in the listing standards of the American Stock Exchange. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the American Stock Exchange listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
     The following table sets forth fees billed to us by Rachlin LLP for services provided during the period for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$77,000	$216,215
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$77,000	$216,215

     Audit Fees. Consists of fees billed for professional services rendered for the audit of Odimo’s consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by its independent registered accounting firms in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Odimo did not incur any additional fees under this category.
     Tax Fees. Odimo did not incur any additional fees under this category.
     All Other Fees. Odimo did not incur any additional fees under this category.
Audit Committee Pre-Approval Policies And Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2007, all services were pre-approved by the Audit Committee in accordance with this policy.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report.
1.     The following financial statements of Odimo Incorporated and Report of Rachlin LLP independent registered public accounting firm, are included in this report:
2.     Financial statement schedule:
        None
3.     List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Form of Specimen Stock Certificate
4.2.1(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock

Exhibit Number	Description
10.1.1(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.

Exhibit Number	Description
10.19(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30(11)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31(11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32(11)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33(10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34(4)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1(2)	Code of Business Conduct and Ethics
16.1(3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2 (3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1(1)	Subsidiaries of Odimo Incorporated
23.1(4)	Consent of Rachlin LLP
31.1(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference. incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED
Dated: March 31, 2008	By:	/s/ Amerisa Kornblum
		Name:	Amerisa Kornblum
		Title:	Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer )	March 31, 2008
/s/ Alan Lipton Alan Lipton	Chairman of the Board of Directors	March 31, 2008
/s/ Sidney Feltenstein Sidney Feltenstein	Director	March 31, 2008
/s/ Stanley Stern Stanley Stern	Director	March 31, 2008
/s/ Steven Tishman Steven Tishman	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Odimo Incorporated
Fort Lauderdale, Florida
We have audited the accompanying consolidated balance sheets of Odimo Incorporated and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odimo Incorporated and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations and, as of December 31, 2007, reflects a significant working capital deficiency and a stockholders deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
RACHLIN LLP
Fort Lauderdale, Florida
March 31, 2008

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1	$75
Deposits with credit card processing company	—	108
Escrow deposit	—	30
Prepaid expense and other current assets	17	67

Total current assets	18	280
Property and Equipment, Net	—	294
Intangible and Other Assets, Net	—	24

Total	$18	$598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$304	$728
Accrued interest to related party	38	—
Accrued liabilities	25	46

Total liabilities	367	774

Note Payable to Related Party	515	300

Commitments, Contingencies and Subsequent Events
Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,039 shares issued and outstanding	7	7
Additional paid-in capital	103,705	103,705
Accumulated deficit	(104,576)	(104,188)

Total stockholders’ equity (deficiency)	(864)	(476)

Total	$18	$598

See notes to consolidated financial statments.

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006
Net Sales	$—	$18,984

Commissions	14	—

Total Revenues	14	18,984

Costs and Expenses:
Cost of goods sold	—	15,854
Fulfillment	—	1,414
Marketing	—	2,160
General and administrative	744	9,566
Depreciation and amortization	44	3,598
Impairment of long-lived assets	—	5,385

Total costs and expenses	788	37,977

Loss from Operations	(774)	(18,993)

Other Income (Expense):
Gain on sale of assets	424	7,185
Interest expense, net	(38)	(16)

Other income (expense)	386	7,169

Net Loss	$(388)	$(11,824)

Net Loss per Common Share
Basic and diluted	$(0.06)	$(1.65)

Weighted Average Number of Shares:
Basic and diluted	7,039	7,155

See notes to consolidated financial statments.

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficiency)
BALANCE—December 31, 2005	—	$—	7,163	$7	$103,705	$(92,364)	$11,348

Forfeiture of common stock	—	—	(124)	—	—	—	—
Net loss	—	—	—	—	—	(11,824)	(11,824)

BALANCE—December 31, 2006	—	—	7,039	7	103,705	(104,188)	(476)
Net loss	—	—	—	—	—	(388)	(388)

BALANCE—December 31, 2007	—	$—	7,039	$7	$103,705	$(104,576)	$(864)

See notes to consolidated financial statments.

ODIMO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(388)	$(11,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	3,598
Interest on note payable to related party	38	—
Gain on sale of assets	(424)	(7,185)
Impairment of long lived assets	—	5,385
Provision for bad debts	—	432
Amortization of supply agreement	—	206
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	108	646
Escrow deposit	30	(30)
Accounts receivable	—	(124)
Inventories	—	6,915
Prepaid expenses and other current assets	50	589
Other assets	24	134
Increase (decrease) in:
Accounts payable	(424)	(7,154)
Accrued liabilities	(21)	(2,124)

Net cash used in operating activities	(963)	(10,536)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	674	7,185
Purchase of property and equipment	—	(705)

Net cash provided by investing activities	674	6,480

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	245	300
Payments on stockholder notes	(30)	—

Net cash provided by financing activities	215	300

Net (Decrease) in Cash and Cash Equivalents	(74)	(3,756)

Cash and Cash Equivalents, Beginning	75	3,831

Cash and Cash Equivalents, Ending	$1	$75

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$—	$28

See notes to consolidated financial statments.

ODIMO INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — Prior to May 2006, the Company was an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods through three websites, www.diamond.com, www.worldofwatches.com and www.ashford.com. In May 2006, the Company sold assets related to its online diamond and jewelry business operations, including the domain name www.diamond.com. In December 2006, the Company sold assets related to its online watch business operations, including its domain name www.worldofwatches.com. In February 2007, the Company entered into a renewable arrangement with Ice.com, Inc. (“Ice”) which initially ran through December 31, 2007, whereby Ice hosted the Company’s www.ashford.com homepage and visitors to its www.ashford.com website were redirected to websites owned and operated by Ice. The Company earned commissions based on a percentage of gross sales made to customers of Ice’s websites who clicked through from www.ashford.com. Ice paid the Company a $70,000 refundable down payment against these commissions. Under this arrangement with Ice, the Company was not the seller of record of any products sold. In addition, pursuant to this arrangement and for so long as the arrangement existed, the Company granted to Ice a right of first refusal to acquire www.ashford.com. From January 1, 2007 through April 11, 2007, the Company’s online retail operations consisted solely of earning commissions based on a percentage of gross sales made to visitors to its www.ashford.com homepage who were redirected to websites owned and operated by others.
On April 11, 2007 the Company sold to Luxi, Group, LLC certain specified assets, including all of its rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. As a result of such sale, the Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Annual Report on Form 10 K are not meaningful to its future results.
Basis of Presentation — The consolidated financial statements reflect the financial position and results of operations of Odimo Incorporated and its wholly-owned subsidiaries on a consolidated basis. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the reserve for sales returns, goodwill and other long-lived assets, the deferred tax asset valuation reserve, and the estimated fair value of stock based compensation. Actual results could differ from those estimates.
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
During the year ended December 31, 2006, the Company purchased a significant portion of its diamonds from several affiliated diamond suppliers. In addition, the Company purchased watches, jewelry and luxury goods from unaffiliated vendors with whom the Company did not maintain a contractual relationship. During the year ended December 31, 2006, the Company did not purchase goods from any unaffiliated vendor that represented more than 10% of the Company’s total purchases from unaffiliated vendors.
Other Risks — Through May 2006, the Company was subject to certain risks which included, but was not limited to: brand owners’ objections to the Company’s pricing on sales of merchandise purchased in the parallel markets, non-guaranteed supply of watches and luxury goods, the sale of decoded watches in certain states, susceptibility to general economic downturns, competition from traditional retailers, dependence on third-party carriers, dependence on the Internet and related security risks, and the uncertain ability to protect proprietary intellectual property.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Deposits with Credit Card Processing Company — Deposits with credit card processing company consists of cash pledged as collateral to a credit card processing company.
Inventories — Inventories, which consisted of brand name watches, luxury goods, diamonds, and diamond-related and fine jewelry were stated at the lower of cost (using the first-in, first-out method) or market. The Company recorded a write-down, as needed, to adjust the carrying amount of the specific inventory item to lower of cost or market. During the year ended December 31, 2006, the Company recorded approximately $181,000 of inventory write-downs.
Property and Equipment — Property and equipment were stated at cost less accumulated depreciation. Maintenance costs were expensed as incurred. Depreciation was calculated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements were amortized by the straight-line method over the remaining term of the applicable lease or their useful lives, whichever was shorter. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of was removed from the accounts and the related gain or loss was reported in the consolidated statement of operations.
Software and Website Development Costs — The Company capitalized internally developed software and website development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force Issue 00-2, Accounting for Web Site Development Costs. Capitalized costs were amortized on a straight-line basis over the estimated useful life of the software once it was available for use. The ongoing assessment of recoverability of capitalized software development costs required considerable judgment by management with respect to estimated economic life and changes in software and hardware technologies. During 2006, the Company recorded impairment charges related to capitalized software and development costs of approximately $3.2 million.
Long-Lived Assets — Long-lived assets, including property and equipment and intangible assets, were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. Recoverability of assets was initially estimated by comparison of the carrying amount of the asset to the net future undiscounted cash flows expected to be generated by the asset. To the extent future undiscounted cash flows was less than the carrying amount, an impairment loss would be recognized. During 2006, the Company recorded impairment charges related to its property and equipment of approximately $2.2 million.
Intangible Assets — Intangible assets were recorded at amortized cost and consisted primarily of marketing-related intangible assets (trademarks, trade-names and Internet domain names). Intangible assets were amortized on a straight-line basis over their estimated useful life which ranged from 4 to 5 years.
Warranty Costs — The Company recorded an accrual for costs that it estimated would be needed to cover future product warranty obligations for watches sold. This estimate was based upon the Company’s historical experience as well as current sales levels at the time.
Revenue Recognition — Net sales consisted of revenue from the sale of the Company’s products and upgrades to the Company’s standard free shipping, net of estimated returns and promotional discounts. The Company recognized revenues when all of the following had occurred: persuasive evidence of an agreement with the customer exists; products were shipped and the customer have taken delivery and assumed the risk of loss; the selling price was fixed or determinable; and collectibility of the selling price was reasonably assured. The Company has evaluated Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and has determined that through December 31, 2006 it did not function as an agent or broker for its suppliers; therefore, the Company has recorded the gross amount of product sales and related costs instead of a net amount earned. Effective January 2007, under the terms of a renewable agreement with Ice (see Business note above) the Company recorded the net amount earned as revenue.
Cost of Sales — Cost of sales included the cost of products sold to customers, including inbound shipping costs and assembly costs. Cost of sales also included amortization of the inventory-related intangible asset. For the year ended December 31, 2006, the Company recorded amortization of approximately $206,000 related to the inventory-related intangible asset, which is included in cost of sales in the accompanying consolidated statements of operations.

Fulfillment Expenses — Fulfillment expenses (approximately $1.4 million for the year ended December 31, 2006) included outbound freight paid by the Company, commissions paid to sales associates, credit card processing fees and packaging and other shipping supplies. Commissions were paid based on a percentage of the price of goods sold and were expensed when the goods were sold.
Marketing Expenses — Marketing expenses consisted primarily of online advertising costs, affiliate program fees and commissions, public relations costs and other marketing expenses. Advertising costs were expensed as incurred. Costs of advertising associated with print and other media were expensed when such services were used. Costs associated with web portal advertising contracts were amortized over the period such advertising was expected to be used. Advertising expense was approximately $1.2 million for the year ended December 31, 2006.
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
Compensation expense related to options granted to non-employees was calculated using the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company elected to account for stock options granted to employees, as prescribed by APB Opinion 25, and adopted the disclosure-only requirements of SFAS No. 123. Accordingly, prior to January 1, 2006, no employee compensation cost related to share-based awards was recognized in net income of the Company for these plans. However, on January 1, 2006, the Company prospectively adopted the provisions of SFAS 123R, Share-Based Payments, which requires all share-based awards to employees be recognized in the income statement based on their fair values. The Company had no unvested stock options as of January 1, 2006. No stock options were granted during 2007 or 2006 nor were any options exercised during the period. As a result, there was no impact of SFAS 123R on the Company’s Consolidated Statements of Operations for the year ended December 31, 2007 or 2006.
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
Segments — The Company had one operating segment, online retail of brand name watches, other luxury goods, diamonds, and fine jewelry. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented and the Company does not have any long-lived assets located in foreign countries.
Recently Issued Accounting Standards — In December 2007 the FASB issued 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair value as of the date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.
In December 2007, the FASB issues SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe SFAS 160 will have a material impact on our financial statements.
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and does not expect the adoption will have a material effect on the consolidated financial statements.
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
In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2006. The Company evaluated the impact of adopting FIN 48 on the consolidated financial statements and determined the adoption did not have a material effect on the Company’s financial condition, cash flows or results of operations.
2. GOING CONCERN CONSIDERATIONS
The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2007, its financial statements reflect negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters include the following causes of action.

As of December 31, 2007 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $545,000. The Company issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $515,000 plus all interest under the First Note was repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company’s repayment obligation under the First Note is secured by all of its assets. Under the other note, (the “Second Note”), $30,000 plus accrued interest is payable by the Company to Mr. Lipton on demand. The Company’s repayment obligation under the Second Note is unsecured. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. The Company used $30,000 of the proceeds from the sale of www.ashford.com to repay certain of the amounts owing to Mr. Lipton and as of December 31, 2007, the Company owes to Mr. Lipton the sum of $553,000, including accrued interest. In January 2008, Mr. Lipton loaned an additional $10,000 to the Company.
As of December 31, 2006, the Company sold substantially all of its remaining inventory and ceased operations as an online retailer. Upon cessation of its online retail operations, the Company became a public shell company with limited, if any, operations and is considering all available alternatives, including the acquisition of a new business and/or the redeployment of its remaining business assets. There can be no assurances that the Company will be successful in identifying acquisition candidates or that if identified it will be able to consummate a transaction on terms acceptable to the Company.
The Company is a non-operating public shell company and is seeking suitable candidates for a business combination with a private company. The Company’s repayment obligations to Mr. Lipton are secured by all of its assets. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy its future liabilities. Such additional capital may not be available timely or on terms acceptable to the Company, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Sale of Worldofwatches.com URL and Certain Assets — On December 1, 2006, the Company sold to ILS Holdings, LLC, certain specified assets including all of its rights to the domain name www.worldofwatches.com and related trademarks, copyrights, images and other intangibles and selected equipment in exchange for $410,000 pursuant to the terms of an asset purchase agreement.
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
4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands) as of:

	Estimated
	Useful Lives	December 31,	December 31,
	(in Years)	2007	2006
Computers, software and equipment	3	$—	$315
Less: accumulated depreciation		—	(21)

		$—	$294

Depreciation expense amounted to approximately $44,000 and $1.9 million for the years ended December 31, 2007 and 2006, respectively.
On January 5, 2007, the Company entered into an agreement with Ice.com for the sale of certain machinery and equipment for $250,000. As a result of the sale to Ice.com, the Company recorded an impairment charge of $5.4 million related to the sale of the Company’s computers, software and equipment as of December 31, 2006.
5. INTANGIBLE AND OTHER ASSETS
Intangible and other assets consisted of the following (in thousands) as of:

December 31,
2006
Marketing-related:
www.ashford.com domain name	$7,186

7,186
Less: accumulated amortization	(7,186)

Intangibles — net	—
Other assets	24

Total	$24

Amortization expense for marketing-related intangible assets amounted to approximately $1.6 million for the year ended December 31, 2006.
The www.diamond.com domain name and the affinity phone number assets were fully amortized and the Company sold these assets during 2006 (see Note 3). In addition, during 2006, the Company terminated the 2004 Supply Agreement and the balance of $206,000 was written off.
6. STOCK OPTION PLAN
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
There were no stock options granted to non-employees during 2007 and 2006.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the years ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	131	$24.43	404	$9.90
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(105)	(8.99)	(273)	(8.50)

Outstanding at December 31, 2007	26	$24.48	131	$24.43

Options exercisable at December 31, 2007	26	$24.48	131	$24.43
The weighted average remaining life of outstanding stock options is 3 years.
7. INCOME TAXES
A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows (in thousands, except tax rates):

	2007		2006
	Amount	Rate	Amount	Rate
Income taxes at statutory rate	$(132)	34.0%	$(4,020)	34.0%
State income taxes, net of federal benefit	(14)	3.6	(406)	3.4
Increase in taxes:
Penalties and fines	0.7	(0.2)	2	0.0
Meals and entertainment	0.3	0.0	5	0.0
Intangible amortization	—	0.0	210	(1.8)
Adjustment of deferred balances	(91.0)	23.6	—	0.0
Other	—	0.0	12	(0.1)
Valuation allowance	236	(61.0)	4,197	(35.5)

	$—	—%	$—	—%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands) as of:

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Noncurrent:
Net operating loss carryforwards	$29,413	$27,961
Property and equipment	—	(16)
Intangible assets	—	1,233

Gross deferred tax assets	29,413	29,178
Valuation allowance	(29,413)	(29,178)

Net deferred tax assets	$—	$—

The Company has net operating loss carryforwards of approximately $78.1 million as of December 31, 2007. The Company’s net operating loss carryforwards will expire beginning in 2019 through 2027. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards and other deferred tax assets, a corresponding valuation allowance of approximately $29.4 million and $29.2 million was established as of December 31, 2007, and 2006 respectively.
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the year ended December 31, 2007 in its stock ownership and believe the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
8. COMMITMENTS AND CONTINGENCIES
Asset Purchase — In December 2002, the Company purchased the www.ashford.com domain name and related trademarks from GSI Commerce, Inc. (GSI). Pursuant to the Agreement, GSI had the right to receive 10% of the Company’s annual consolidated EBITDA, if positive, as defined in the Agreement (the “EBITDA Payment”), from 2003 through 2007 up to a maximum aggregate amount of $2.0 million. As of December 31, 2007 and 2006, the Company determined that the conditions requiring the EBITDA Payment were not met and therefore did not record a liability.
Leases — During July 2004, the Company entered into a new non-cancelable operating lease for an additional warehouse facility and distribution center that expires in 2010. The Company moved its corporate offices to this facility in March 2006.
In December 2006, the Company terminated its lease agreement for its corporate office space by delivering to its landlord $500,000 and releasing its rights to a security deposit of approximately $80,000. The Company has relocated its office space and leases offices on a month to month basis. Rent expense under these operating leases totaled approximately $632,000 for the year ended December 31, 2006 and includes payments for operating expenses, such as sales and property taxes and insurance.

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
On January 16, 2007, the Company and Amerisa Kornblum, its Chief Financial Officer and Treasurer entered into a Termination Agreement whereby Ms. Kornblum’s employment agreement was terminated. Under the Termination Agreement, Ms. Kornblum received her salary through January 15, 2007 and $50,000. In addition, all stock options granted to Ms. Kornblum have been cancelled. During 2007, Ms. Kornblum had agreed to continue to be employed by the Company as its Chief Financial Officer and in addition, serve as its Acting Chief Executive Officer for an annual base salary of $30,000.
9. LEGAL PROCEEDINGS
In January 2006, the Company was served with a complaint which was a consolidation of two previously served complaints. The consolidated complaint named the Company, Alan Lipton, the former Chief Executive Officer and President and Chairman of the Board of Directors and Amerisa Kornblum, the Chief Financial Officer as defendants and was pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on behalf of a purported class of purchasers of the Company’s common stock in or traceable to the initial public offering. The complaint generally alleged that the Company and the other defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in public disclosures in connection with the initial public offering regarding the impact to its operations of advertising expenses. The Company believed that the lawsuit was without merit and intended to vigorously defend it. The Company was unable to predict the outcome of the actions or the length of time it would take to resolve the actions. On June 6, 2007, Odimo, Alan Lipton and Amerisa Kornblum entered into a Stipulation of Settlement, for the settlement of this litigation. The settlement provided for the payment of $1.25 million by the defendants to a class of purchasers (other than those who timely and validly request exclusion from the class) who purchased Odimo common stock in Odimo’s February 15, 2005 initial public offering through August 15, 2005. All amounts payable by defendants are to be paid by defendants’ insurers. On June 8, 2007 the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida entered its Order Preliminarily Approving Settlement and Providing for Notice which, among other things, certified a class for settlement purposes only and approved preliminarily the settlement, subject to further consideration at a final settlement hearing set for September 25, 2007 (the “Settlement Hearing”). At the Settlement Hearing, the Court determined the proposed settlement is fair, reasonable and adequate and a final order approved the settlement.
In May 2007, the Company was served with a complaint from a former vendor alleging that the Company owed this former vendor approximately $174,000 plus interest on such amount since December 2006, for goods and services provided by this vendor to us, which amount has been accrued in accordance with Generally Accepted Accounting Principles. In December 2007, the Company settled this lawsuit by paying the former vendor $25,000 and agreeing to be contingently liable for an additional amount equal to the difference between $136,000 and amounts paid to the vendor over a two year period by the entity who purchased from the Company the domain name www.ashford.com.

10. RELATED PARTY TRANSACTIONS
Diamond and Jewelry Purchases and Sales — The Company purchased certain of its diamonds from SDG, and certain other entities (collectively, the “Suppliers”) affiliated with certain stockholders and directors of the Company. During the year ended December 31, 2006, purchases from the Suppliers totaled approximately $584,000.
Stock Purchase and Supply Agreement — In March 2004, the Company entered into an agreement with SDG, pursuant to which SDG was to provide the Company with $4.0 million of independently certified diamonds through April 2007 at cash market prices with extended payment terms. In addition, during June 2004 the Company entered into a separate supply agreement which obligated SDG to supply inventory that included similar terms related to the supply of available inventory through 2006. Due to the decreasing percentage of the Company’s diamond sales being derived from diamonds supplied by SDG, and the comparably greater risks of holding and carrying inventory, during the first quarter of 2006, the Company commenced discussions to wind down the supply agreement with SDG Marketing with the objective of reducing the risks and carrying costs of holding inventory. In March 2006, the Company entered into a Termination Agreement with SDG Marketing, Inc. whereby the Supply Agreement was terminated. As part of the termination of the Supply Agreement, in March 2006 the Company returned approximately $4.0 million of diamond inventory against a related party payable to SDG Marketing and approximately $700,000 of diamond inventory as payment in kind to satisfy a $700,000 payable.
Note Payable to Related Party — As of March 20, 2008, the Company has borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $555,000, of which $30,000 has been repaid. The Company issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest is repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company’s repayment obligation under the Note is secured by all of the Company’s assets. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. Inasmuch as it is presently undeterminable as to if and when a change in control may occur, this obligation has been presented as a long-term obligation in the accompanying financial statements as of December 31, 2007.
Sale of Common Stock — On February 4, 2008 the Company sold 714,284 newly issued shares of its common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, and Amerisa Kornblum, its President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in the sale