Form 10-Q
period 2008-03-31
Odimo INC
filed 2008-05-15
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(954) 993 -4703
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
     As of May 13, 2008, the registrant had 7,753,242 shares of common stock outstanding.

Odimo, Incorporated

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Odimo, Incorporated
BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$48	$1
Prepaid expense and other current assets	24	17

Total	$72	$18

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$306	$304
Accrued interest to related party	—	38
Accrued liabilities	10	25

Total current liabilities	316	367

Note Payable to Related Party	—	515

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,753 and 7,039 shares issued and outstanding	7	7
Additional paid-in capital	104,375	103,705
Accumulated deficit	(104,626)	(104,576)

Total stockholders’ equity (deficiency)	(244)	(864)

Total	$72	$18

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues	$—	$13

Operating Expenses:
General and administrative	50	556
Depreciation and amortization	—	4

Total operating expenses	50	560

Loss from Operations	(50)	(547)

Interest expense, net	—	(8)

Net Loss	$(50)	$(555)

Net Loss per Common Share
Basic and diluted	$(0.01)	$(0.08)

Weighted Average Number of Shares:
Basic and diluted	7,486	7,039

See notes to unaudited condensed financial statements.

Odimo, Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(50)	$(555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	4
Compensation contributed by officer	7	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	—	29
Escrow deposit	—	30
Prepaid expenses and other current assets	(7)	(25)
Increase (decrease) in:
Accounts payable	2	(86)
Accrued liabilities	(15)	142

Net cash used in operating activities	(63)	(461)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	—	250

Net cash provided by investing activities	—	250

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	10	238
Proceeds from sale of common stock	100	—

Net cash provided by financing activities	110	238

Net Increase in Cash and Cash Equivalents	47	27

Cash and Cash Equivalents, Beginning	1	75

Cash and Cash Equivalents, Ending	$48	$102

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$8

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Three Months Ended March 31, 2008
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficiency)
BALANCE-December 31, 2007	7,039	$7	$103,705	$(104,576)	$(864)

Sale of common stock	714	—	100	—	100
Forgiveness of note payable and accrued interest to related party			563		563
Compensation contributed by officer	—	—	7	—	7
Net loss	—	—	—	(50)	(50)

BALANCE-March 31, 2008	7,753	$7	$104,375	$(104,626)	$(244)

See notes to unaudited condensed financial statements.

Odimo, Incorporated
Notes to Unaudited Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — The Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2008 and the results of operations and the cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Standards — In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As the Company does not currently engage in derivative transactions or hedging activities, the Company does not anticipate any significant financial statement disclosure impact as a result of our evaluation of SFAS 161.
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

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material effect on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement on January 1, 2008 did not have a material impact on our consolidated financial statements.
2. GOING CONCERN CONSIDERATIONS
The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2007, its financial statements reflected negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2007 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $545,000. The Company issued to Mr. Lipton two separate 8% promissory notes in exchange for the funds (the “Notes”). Under one of the Notes (the “First Note”), $515,000 plus all interest under the First Note was repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Under the other note, (the “Second Note”), $30,000 plus accrued interest was payable by the Company to Mr. Lipton on demand. The Company’s repayment obligation under the Second Note was unsecured. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. The Company used $30,000 of the proceeds from the sale of www.ashford.com to repay certain of the amounts owing to Mr. Lipton and as of December 31, 2007, the Company owed to Mr. Lipton the sum of $553,000, including accrued interest. In January 2008, Mr. Lipton loaned an additional $10,000 to the Company. As of April 14, 2008, the Company was informed by Alan Lipton that the Company was released from repaying all amounts owed to him under the Note effective as of December 31, 2007 (See Note 5).
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
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for three months ended March 31, 2008:

	March 31, 2008
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	131	$24.43
Granted	—	—
Exercised	—	—
Canceled	(105)	(8.99)

Outstanding at March 31, 2008	26	$24.48

Options exercisable at March 31, 2008	26	$24.48

4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the three months ended March 31, 2008 in its stock ownership and believes that the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
5. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — The Company had previously borrowed from Alan Lipton, its Chairman of the Board of Directors, the sum of $555,000, of which $30,000 has been repaid. The Company issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest was repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. As of April 14, 2008, the Company was informed by Alan Lipton that the Company was released from repaying all amounts owed to him under the Note effective as of December 31, 2007. As a result of the forgiveness of this liability, the note payable of $525,000 plus accrued interest of approximately $38,000 was removed from the books and recorded as a credit to additional paid in capital.
The following condensed pro-forma Balance Sheet as of December 31, 2007 has been adjusted to reflect the cancellation of the note payable assuming that the Company had been notified of the release of these obligations as of that date.

	December 31, 2007
	Historical	Pro-Forma Adjustments	Pro-Forma
Total Assets	$18		$18
Total Current Liabilities	$367	$(38)	$329
Note Payable to Related Party	$515	$(515)	$—
Stockholders’ Deficiency	$(864)	$(553)	$(311)

Sale of Common Stock—On February 4, 2008, the Company sold 714,284 newly issued shares of its common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, and Amerisa Kornblum, its President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in the sale.
Compensation to Officer—During 2008, Amerisa Kornblum serves the Company for no compensation. For accounting purposes the Company has recorded compensation expense of $7,500 as a capital contribution.

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
     Other than Amerisa Kornblum, our President and Chief Financial Officer, who, commencing in 2008, serves the Company for no compensation, we have no full time employees.
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
     We had previously borrowed from Alan Lipton, our Chairman of the Board of Directors the net sum of $525,000. We issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest was repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. Our repayment obligation under the Note was secured by all of the Company’s assets. We used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of our existing liabilities. As of April 14, 2008, we were informed by Alan Lipton that he had released us from repaying all amounts we owed to him under the Note.

     On February 4, 2008 we sold 714,284 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, our Chairman of the Board and Amerisa Kornblum, our President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
Comparison of Quarter Ended March 31, 2008 to Quarter Ended March 31, 2007
     Total Revenue for the quarters ended March 31, 2008 and 2007 was $0 and $13,000 (consisting solely of commissions).
     Net Sales. We had no net sales during the quarters ended March 31, 2008 and 2007.
     Gross Profit. Gross profit for the years ended March 31, 2008 and 2007 was zero and $13,000.
     General and Administrative Expenses. General and administrative expenses for the quarters ended March 31, 2008 and 2007 were $50,000 and $556,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Interest Expense, Net. Interest expense, net, for the quarters ended March 31, 2008 and 2007 was $0 and $8,000.
     Net Loss. Net loss for the quarter ended March 31, 2008 was $50,000 compared to $555,000 for the quarter ended March 31, 2007.
Liquidity and Capital Resources
     As of March 31, 2008, we had cash of approximately $48,000 and total liabilities of $316,000 compared to cash of $1,000 and total liabilities of approximately $882,000 as of December 31, 2007. On February 4, 2008, we sold 714,284 newly issued shares of common stock, par value $.001, to four investors for a gross purchase price of $100,000, which we are using for working capital.
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
Discussion of Cash Flows
     Net cash used in operating activities for the quarter ended March 31, 2008 was $63,000 compared to net cash used in operating activities for the quarter ended March 31, 2007 of $461,000 due to the wind down of our operations.

     Net cash used by investing activities in the quarter ended March 31, 2008 was $0 compared to net cash provided by investing activities of $ 250,000 in the quarter ended March 31, 2007, which consisted of our sale of computers and equipment.
     Net cash provided by financing activities in the quarter ended March 31, 2008 was $110,000 from the sale of common stock and $238,000 in the quarter ended March 31, 2007 in proceeds from related party notes payable.
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of March 31, 2008, we had $48,000 of cash compared to $1,000 of cash as of December 31, 2007.
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
     During the first quarter ended March 31, 2008, we funded our operations primarily with cash on hand and from the net proceeds from the sale of shares.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Recently Issued Accounting Standards
     In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact as a result of our evaluation of SFAS 161.
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

     In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008, the adoption of which did not have an impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement on January 1, 2008 did not have a material impact on our consolidated financial statements.
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
ITEM 4T. Controls and Procedures
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

     Since January 2007, Amerisa Kornblum began to serve as both our Chief Executive Officer and Chief Financial Officer whereas prior to that date, Ms. Kornblum was the Chief Financial Officer. Commencing January 1, 2007, we have observed that, although our operations subsequent to the year ended December 31, 2006 have been and continue to be limited, we have a material weakness in our internal controls over financial reporting in that we create, review and process financial data without internal independent review due to our not having sufficient personnel. Due to this material weakness, there is more than a remote likelihood that a material misstatement of our financial statements could occur and not be detected, prevented or corrected. Notwithstanding this material weakness, we believe that the financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented.
b. Changes in Internal Control Over Financial Reporting.
     Other than as set forth above, our management has determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. Exhibits
(a) Exhibits

Exhibit		Description
2.1	(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Amended and Restated Bylaws
4.1	(1)	Form of Specimen Stock Certificate
4.2.1	(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2	(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1	(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2	(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2	(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1	(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2	(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3	(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1	(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2	(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1	(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2	(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3	(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4	(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete

Exhibit		Description
10.5.10	(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6	(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7	(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1	(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2	(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3	(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4	(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9	(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10	(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11	(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12	(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13	(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14	(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15	(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16	(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17	(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18	(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19	(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20	(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21	(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22	(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23	(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24	(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25	(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26	(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27	(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30	(11)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31	(11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32	(11)	8% Demand Promissory Note in the Principal Amount of $30,000

Exhibit		Description
10.33	(10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34	(12)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1	(2)	Code of Business Conduct and Ethics
16.1	(3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2	(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1	(1)	Subsidiaries of Odimo Incorporated
23.1	(12)	Consent of Rachlin LLP
31.1	(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference. incorporated herein by reference.

(12)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007filed with the Securities and Exchange Commission on March 31, 2008 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: May 14, 2008	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)