Form 10-Q
period 2008-09-30
Odimo INC
filed 2008-11-13
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑     No ☐
As of November 11, 2008, the registrant had 7,753,242 shares of common stock outstanding.

ODIMO, INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Odimo, Incorporated
BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10	$1
Prepaid expense and other current assets	11	17

Total	$21	$18

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$279	$304
Accrued interest to related party	—	38
Accrued liabilities	10	25

Total current liabilities	289	367

Note Payable to Related Party	—	515

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,753 and 7,039 shares issued and outstanding	7	7
Additional paid-in capital	104,389	103,705
Accumulated deficit	(104,664)	(104,576)

Total stockholders’ equity (deficiency)	(268)	(864)

Total	$21	$18

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Commissions	$—	$—	$1	$14

Total Revenue	—	—	1	14

Operating Expenses:
General and administrative	18	124	95	890
Depreciation and amortization	—	4	—	10

Total operating expenses	18	128	95	900

Loss from Operations	(18)	(128)	(94)	(886)

Other Income (Expense):
Gain on sale of assets	6	—	6	424
Interest expense, net	—	(10)	—	(28)

	6	(10)	6	396

Net Income (Loss)	$(12)	$(138)	$(88)	$(490)

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.07)

Weighted Average Number of Shares:
Basic and diluted	7,753	7,039	7,665	7,039

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(88)	$(490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	10
Gain on sale of assets	(6)	(424)
Compensation contributed by officer	21	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	—	108
Escrow deposit	—	30
Prepaid expenses and other current assets	7	25
Increase (decrease) in:
Accounts payable	(25)	(299)
Accrued liabilities	(15)	145

Net cash used in operating activities	(106)	(895)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	6	674

Net cash provided by investing activities	6	674

Cash Flows from Financing Activities:
Proceeds from notes payable to related party, net of repayments	10	228
Proceeds from sale of common stock	100	—

Net cash provided by financing activities	110	228

Net Increase in Cash and Cash Equivalents	10	7

Cash and Cash Equivalents, Beginning	1	75

Cash and Cash Equivalents, Ending	$11	$82

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$27

Forgiveness of note payable to related party	$563	$—

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Nine Months Ended September 30, 2008
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficiency)
BALANCE-December 31, 2007	7,039	$7	$103,705	$(104,576)	$(864)

Sale of common stock	714	—	100	—	100
Forgiveness of note payable and accrued interest to related party				563	563
Compensation contributed by officer	—	—	21	—	21
Net loss	—	—	—	(88)	(88)

BALANCE-September 30, 2008	7,753	$7	$104,389	$(104,664)	$(268)

Odimo, Incorporated
Notes to Unaudited Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business-The Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
Basis of Presentation — The accompanying unaudited condensed financial statements as of September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2008 and the results of operations and the cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Standards —In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As the Company does not currently engage in derivative transactions or hedging activities, the Company does not anticipate any significant financial statement disclosure impact as a result of our evaluation of SFAS 161.
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
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for nine months ended September 30, 2008:

	September 30, 2008
		Weighted
		Average
		Exercise
	Options	Price

Outstanding at beginning of year	131	$24.43
Granted	—	—
Exercised	—	—
Canceled	(105)	(8.99)

Outstanding at September 30, 2008	26	$24.48

Options exercisable at September 30, 2008	26	$24.48

4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the nine months ended September 30, 2008 in its stock ownership and believes that the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
5. RELATED PARTY TRANSACTIONS
Note Payable to Related Party— The Company had previously borrowed from Alan Lipton, its Chairman of the Board of Directors, the sum of $555,000, of which $30,000 has been repaid. The Company issued to Mr. Lipton an 8% promissory note in exchange for the funds (the “Note”). Under the Note, $525,000 plus all interest was repayable by the Company upon the earlier to occur of (a) January 16, 2010; or (ii) the occurrence of a change in control of the Company. The Company used the proceeds of the loans from Mr. Lipton for working capital purposes, including payment of its existing liabilities. As of April 14, 2008, the Company was informed by Alan Lipton that the Company was released from repaying all amounts owed to him under the Note effective as of December 31, 2007. As a result of the forgiveness of this liability, the note payable of $525,000 plus accrued interest of approximately $38,000 was removed from the books and recorded as a credit to additional paid in capital.
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
Compensation to Officer—During 2008, Amerisa Kornblum serves the Company for no compensation. For accounting purposes the Company has recorded compensation expense of $21,000 as a capital contribution for the nine months ended September 30, 2008.

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
Comparison of Quarter Ended September 30, 2008 to Quarter Ended September 30, 2007
     General and Administrative Expenses. General and administrative expenses for the quarters ended September 30, 2008 and 2007 were $18,000 and $124,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Interest Expense, Net. Interest expense, net, for the quarters ended September 30, 2008 and 2007 was $0 and $10,000.
     Net Loss. Net loss for the quarter ended September 30, 2008 was $12,000 compared to $138,000 for the quarter ended September 30, 2007.
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 were $95,000 compared to $890,000 for the nine months ended September 30, 2007. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, salaries, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 was $0 compared to $10,000 for the nine months ended September 30, 2007.
     Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2008 was $0 compared to $28,000 for the nine months ended September 30, 2007.
     Net Loss. Net loss for the nine months ended September 30, 2008 was $88,000 compared to a net loss of $490,000 for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2007 includes a $424,000 gain on the sale of the ashford.com assets. Without this $424,000 gain, our net loss for the nine months ended September 30, 2007 would have been $914,000.
Liquidity and Capital Resources
     As of September 30, 2008, we had cash of approximately $10,000 compared to cash of $1,000 as of December 31, 2007. On February 4, 2008, we sold 714,284 newly issued shares of common stock, par value $.001, to four investors for a gross purchase price of $100,000, which we are using for working capital.
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
Discussion of Cash Flows
     Net cash used in operating activities for the nine months ended September 30, 2008 was $106,000 compared to $895,000 for the nine months ended September 30, 2007. Included in the net cash used in operating activities for the nine months ended September 30, 2007 is a $ 299,000 decrease in accounts payable and a $424,000 gain on sale of assets related to the sale of the ashford.com assets.

     Net cash provided by financing activities for the nine months ended September 30, 2008 was $110,000 from the sale of common stock and proceeds from the issuance of a note payable to an affiliated party. Net cash provided by financing activities for the nine months ended September 30, 2007 consisted of our issuance of a note payable to an affiliated party in the amount of $248,000, inclusive of accrued interest, offset by a payment on a note payable to related party of $30,000.
     Net cash provided by investing activities for the nine months ended September 30, 2008 was $6,000. Net cash provided by investing activities for the nine months ended September 30, 2007 was $674,000, which consisted of our sale of computers and equipment of $250,000 and the sale of the ashford.com assets for $424,000.
Outstanding Stock Options
     As of September 30, 2008, we had outstanding vested options to purchase approximately 26,000 shares of common stock, at a weighted average exercise price of $24.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
Liquidity Sources
     Our current source of liquidity consist of cash on hand. As of September 30, 2008, we had $10,000 of cash compared to $1,000 of cash as of December 31, 2007.
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
     During the nine months ended September 30, 2008, we funded our operations primarily with cash on hand and from the net proceeds from the sale of shares.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the nine months ended September 30, 2008 in our stock ownership and believe that the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. We have recorded a full valuation allowance against our deferred tax assets since we have determined that it is more likely than not that we may not be able to realize our deferred tax asset in the future.
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

PART II. OTHER INFORMATION
ITEM 6. Exhibits
     (a) Exhibits

Exhibit	Description
2.1 (1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
4.1 (1)	Form of Specimen Stock Certificate
4.2.1 (1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2 (1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1 (1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2 (1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2 (1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1 (1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2 (1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3 (1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1 (1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2 (1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1 (1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2 (1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3 (1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4 (1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10 (1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6 (1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7 (1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1 (1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2 (1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3 (1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4 (1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9 (1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10 (1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11 (1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

Exhibit	Description
10.12 (1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13 (1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14 (1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15 (1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16 (1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17 (5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18 (5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19 (6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20 (6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21 (6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22 (6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23 (7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24 (8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25 (9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26 (9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27 (9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30 (11)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31 (11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32 (11)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33 (10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34 (12)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1 (2)	Code of Business Conduct and Ethics
16.1 (3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2 (3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1 (1)	Subsidiaries of Odimo Incorporated
23.1 (12)	Consent of Rachlin LLP
31.1 (4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2 (4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1 (4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on June 30, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on June 30, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference.

(12)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007filed with the Securities and Exchange Commission on June 30, 2008 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: November 11, 2008	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

17