Form 10-K
period 2008-12-31
Odimo INC
filed 2009-03-31
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☒    No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2008 as reported by the OTCBB was approximately $ 228,000. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 25, 2009, 11,086,575 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2008

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
     Going Concern
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2008, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
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

     On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $50,000. An entity controlled by Alan Lipton, our Chairman of the Board, purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
     Elao, LLC, a limited liability company controlled by Alan Lipton and a trust established for the benefit of Mr. Lipton’s minor child together own approximately 38.5% of our outstanding voting stock. Accordingly, Mr. Lipton will have significant influence over the management and affairs of Odimo and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Odimo or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, Mr. Lipton may take actions that Odimo’s other stockholders do not view as beneficial.
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
     Our corporate office address is Boca Raton, Florida, where we lease approximately 200 square feet pursuant to a month to month agreement. We pay approximately $200 per month for this space.

ITEM 3.	LEGAL PROCEEDINGS
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	High	Low
First Quarter 2007	0.29	0.08
Second Quarter 2007	0.30	0.20
Third Quarter 2007	0.20	0.16
Fourth Quarter 2007	0.29	0.11

First Quarter 2008	0.13	0.05
Second Quarter 2008	0.08	0.05
Third Quarter 2008	0.09	0.08
Fourth Quarter 2008	0.04	0.009
First Quarter 2009 (through March 9, 2009)	0.02	0.011
     The approximate number of holders of record of our common stock as of March 25, 2009 is 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
Dividend Policy
     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Equity Compensation Plan
     The following table details our equity compensation plan as of December 31, 2008:
2008 EQUITY COMPENSATION PLAN INFORMATION

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

Recent Sales of Unregistered Securities
     On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $ 50,000. An entity controlled by Alan Lipton, our Chairman of the Board purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
Overview
     All information contained in this report reflects our operations as an online retailer of jewelry, diamonds, watches and luxury goods on www.diamond.com; www.ashford.com; and www. worldofwatches.com through May 11, 2006 and watches and luxury goods on www.worldofwatches.com and www.ashford.com from May 12, 2006 through November 30, 2006 and watches and luxury goods on www.ashford.com from May 12, 2006 through December 31, 2006. We ceased operations as an online retailer at December 31, 2006 and, other than commissions we earned prior to April 2007 which were based on a percentage of gross sales made to visitors to our www.ashford.com homepage who were redirected to websites owned and operated by others, we recorded no net sales or other operating revenue for the years ended December 31, 2007 or 2008. We do not expect to generate operating revenue until such time as we consummate a business combination with an operating business, if at all. Our historical operating results disclosed in this Report on Form 10-K are not meaningful to our future results.
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2008, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Comparison of Years Ended December 31, 2008 and 2007
     Total Revenue for the years ended December 31, 2008 and 2007 were zero and $14,000 (consisting solely of commissions).

     General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2008 and 2007 were $105,000 and $744,000. During 2008, such expenses consisted primarily of insurance costs of approximately $39,000, and professional fees amounting to approximately $62,000. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.
     Gain on Sale of Assets. In connection with the April 2007 sale of assets related to the sale of our domain name www.ashford.com, we recorded a net gain on sale of assets of $424,000 in the second quarter of 2007.
     Interest Expense, Net. Interest expense, net, for the years ended December 31, 2008 and 2007 was $0 and $38,000.
Liquidity and Capital Resources
     As of December 31, 2008, we had cash of approximately $1,000 and total liabilities of approximately $250,000. On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $ 50,000 which will be used for working capital. An entity controlled by Alan Lipton, our Chairman of the Board purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares. On February 4, 2008, we sold 714,284 newly issued shares of common stock, par value $.001, to four investors for a gross purchase price of $100,000, which we are using for working capital.
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
Discussion of Cash Flows
     Net cash used in operating activities for the year ended December 31, 2008 was $119,000 compared to net cash used in operating activities for the year ended December 31, 2007 of $1.0 million. The decrease in net cash used in operating activities in 2008 vs. 2007 results from our conducting no business operations in 2008.
     Net cash provided by investing activities in the year ended December 31, 2008 was $6,000 compared to net cash provided by investing activities of $674,000 in the year ended December 31, 2007. The decrease in net cash provided by investing activities in 2008 vs. 2007 results from our selling assets in 2007.
     Net cash provided by financing activities in the year ended December 31, 2008 was $113,000 as compared to $215,000 of net cash provided by financing activities in the year ended December 31, 2007. Net cash provided by financing activities in 2008 related to proceeds from sale of common stock of $100,000, and proceeds from related party notes of $13,000. The net cash provided by finance related activities in 2007 related to $215,000 in proceeds from related party notes payable.
Liquidity Sources
     Our current source of liquidity consists of cash on hand and sale of securities. As of December 31, 2008, we had $ 1,000 of cash on hand.
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

     On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $ 50,000. An entity controlled by Alan Lipton, our Chairman of the Board purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2008, our financial statements reflect negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
     As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Outstanding Stock Options
     As of December 31, 2008, we had outstanding vested options to purchase approximately 26,000 shares of common stock, at a weighted average exercise price of $24.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares ranges from $0 to $16.25 per share.
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
     In December 2007, the FASB issues SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe SFAS 160 will have a material impact on our financial statements.
     In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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
     None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
     a. Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Amerisa Kornblum, our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Due to the material weakness (discussed below in subsection c of this Item), our disclosure controls and procedures were not effective as of December 31, 2008 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.
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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 because we create, review and process financial data without internal independent review.
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
     This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has not been audited by our auditors, Rachlin LLP.

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth our executive officer and each Class I director, Class II director, and Class III director, their ages and present positions with Odimo as of March 20, 2009.

Name	Age	Position
Alan Lipton	58	Chairman of the Board, Class III Director
Amerisa Kornblum	47	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Sidney Feltenstein(1)	68	Class III Director
Stanley Stern(2)	51	Class I Director
Steven Tishman(3)	52	Class II Director
(1)	Member of the Audit Committee, the Compensation Committee and the Nominating Committee.

(2)	Member of the Compensation Committee and Nominating Committee.

(3)	Member of the Audit Committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2008.
Code of Conduct and Ethics
     Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules. Upon written request to our Corporate Secretary, Odimo Incorporated, 9858 Clint Moore Road, Boca Raton, Fl, we will provide, without charge, any person with a copy of our Code of Conduct and Ethics.
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
     Since January 2007, Amerisa Kornblum has been our only executive officer. From January 2007 through December 2007, we paid Ms. Kornblum $2,500 per month. Commencing January 2008, Ms. Kornblum agreed to continue to serve in her capacity as our sole executive officer for no compensation. Since January 2007, Ms. Kornblum has served us as our sole executive officer with no written employment agreement. Due to our severely limited resources we are unable to attract other executive talent and we are unable to offer any compensation to Ms. Kornblum. While we have, in the past and may in the future grant stock options as a means to attract and provide equity incentives to executives, no options have been granted since 2004 and all options that have heretofore been granted to prior executive officers have been cancelled.
SUMMARY COMPENSATION TABLE
     The following table sets forth information regarding the compensation paid, distributed, or accrued for services rendered by our only executive officer (collectively, the “Named Executive ”) for services rendered in all capacities to us during the years indicated.

							Change in
							Pension Value &
							Non Qualified
						Non Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Amerisa Kornblum	2008	—	$—	$—	$—	$—	$—	$—		$—
Chief Financial Officer	2007	30,000	—	—	—	—	—	50,000	(1)	80,000
and Treasurer since November 1999, Secretary since November 2005 and Chief Executive Officer since January 15, 2007

(1)	Represents amounts paid in January 2007 in connection with a Termination Agreement entered between the Company and Ms. Kornblum.
Stock Options /Equity Awards
     No stock options or equity awards were granted, exercised or outstanding in favor of any of the Named Executive during our fiscal year ended December 31, 2008.
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
Communications with Directors
     Stockholders may communicate with our Board of Directors or one or more directors by sending a letter addressed to our Board or to any one or more directors in care of our Corporate Secretary, Odimo Incorporated, 9858 Clint Moore Road, Boca Raton, Fl, in an envelope clearly marked “Stockholder Communication.” Our Corporate Secretary’s office will forward such correspondence unopened to Mr. Feltenstein or Mr. Tishman, or another independent director as the Board of Directors may specify from time to time, unless the envelope specifies that it should be delivered to another director. If multiple communications are received on a similar topic, our Corporate Secretary may, in her discretion, forward only representative correspondence.
Compensation Committee Report
     As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of March 20, 2009, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
     Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them and their address is our address.
     Applicable percentage ownership in the following table is based on 11,086,575 shares of common stock outstanding as of March 20, 2009.
PRINCIPAL STOCKHOLDERS

	Shares
	Beneficially
Beneficial Owner	Owned	Percentage
5% STOCKHOLDERS
ELAO, LLC(1)	3,096,058	27.93%
c/o Alan Lipton

Lily Maya Lipton Family Trust (1)	4,274,629	38.56%
c/o Alan Lipton, Trustee

Relao 2, LLC(4)	1,178,571	10.63%
c/o Charles Rennert 100 SE 2nd Street 2900 Miami Fl 33131

Bruce Galloway(3)	2,451,227	22.11%
Gary Herman (3) c/o Galloway Capital Management, LLC 720 Fifth Avenue, New York, NY 10019

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton(1)(2)	4,274,629	38.56%

Amerisa Kornblum(4)	178,571	1.6%

Stanley Stern	4,000	*

Sidney Feltenstein	—	—

Steven Tishman	—	—

All directors and executive officers as a group (5 persons)	4,281,127	38.62%

*	Denotes less than 1%.

(1)	Lily Maya Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his minor daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power over the shares owned by Elao, LLC. Alan Lipton has shared voting and dispositive over the shares owned by the Lily Trust.

(2)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.

(3)	Represents 747,382 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account which Mr. Galloway has sole power to vote and dispose and 1,703,845 shares of Common Stock held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) for which Messrs. Galloway and Herman have the shared power to vote and dispose. Messrs. Galloway and Herman are managing members of Galloway Capital Management, LLC, the general partner of STEP. Messrs. Galloway and Herman disclaims beneficial ownership of the shares of Common Stock directly beneficially owned by STEP except for: (i) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (ii) the indirect interests of Mr. Galloway by virtue of his being a limited partner of STEP.

(4)	Does not include shares held by Elao, LLC. Each of Ms. Kornblum and an entity , the principals of which are the same principals of Relao 2, LLC have a contingent contractual right to receive 33.3% of the proceeds upon sale of these shares. The principals of Relao, LLC and Relao 2, LLC are shareholders, directors and officers of Berman Rennert Vogel & Mandler, P.A., a law firm who has and continues to provide legal services to the Company.

Changes In Control
     We are not aware of any arrangement that might result in a change of control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
     On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $ 50,000. An entity controlled by Alan Lipton, our Chairman of the Board purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares. On February 4, 2008 we sold 714,284 newly issued shares of our common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, our Chairman of the Board and Amerisa Kornblum, our President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares.
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
Audit and Non-Audit Fees
     The following table sets forth fees billed to us by Rachlin LLP for services provided during the period for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$44,000	$77,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$44,000	$77,000

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
Audit Committee Pre-Approval Policies And Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2008, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report.
     1. The following financial statements of Odimo Incorporated and Report of Rachlin LLP independent registered public accounting firm, are included in this report:
2. Financial statement schedule:
     None.
3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number		Description

2.1	(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Amended and Restated Bylaws
4.1	(1)	Form of Specimen Stock Certificate
4.2.1	(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2	(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1	(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2	(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2	(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1	(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2	(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3	(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1	(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2	(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1	(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2	(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3	(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4	(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10	(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6	(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7	(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.

Exhibit Number		Description

10.8.1	(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2	(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3	(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4	(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9	(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10	(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11	(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12	(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13	(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14	(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15	(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16	(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17	(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18	(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19	(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20	(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21	(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22	(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23	(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24	(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25	(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26	(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27	(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30	(11)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31	(11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32	(11)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33	(10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34	(4)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1	(2)	Code of Business Conduct and Ethics
16.1	(3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2	(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1	(1)	Subsidiaries of Odimo Incorporated
23.1	(4)	Consent of Rachlin LLP
31.1	(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

Exhibit Number		Description

32.1	(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference. incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED
Dated: March 31, 2009	By:	/s/ Amerisa Kornblum
		Name:	Amerisa Kornblum
		Title:	Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer)	March 31, 2009
/s/ Alan Lipton Alan Lipton	Chairman of the Board of Directors	March 31, 2009
/s/ Sidney Feltenstein Sidney Feltenstein	Director	March 31, 2009
/s/ Stanley Stern Stanley Stern	Director	March 31, 2009
/s/ Steven Tishman Steven Tishman	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Odimo Incorporated
We have audited the accompanying balance sheets of Odimo Incorporated as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Odimo Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odimo Incorporated as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations and, as of December 31, 2008, reflects a significant working capital deficiency and a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN LLP

Fort Lauderdale, Florida
March 31, 2009

ODIMO, INCORPORATED
BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash	$1	$1
Prepaid expense and other current assets	4	17

Total	$5	$18

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$236	$304
Accrued interest to related party	—	38
Accrued liabilities	10	25

Total current liabilities	246	367

Note Payable to Related Party	3	515

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 7,753 and 7,039 shares issued and outstanding	7	7
Additional paid-in capital	104,424	103,705
Accumulated deficit	(104,675)	(104,576)

Total stockholders’ equity (deficiency)	(244)	(864)

Total	$5	$18

See notes to financial statements.

ODIMO, INCORPORATED
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007

Commissions	$—	$14

Total Revenue	—	14

Operating Expenses:
General and administrative	105	744
Depreciation and amortization	—	44

Total operating expenses	105	788

Loss from Operations	(105)	(774)

Other Income (Expense):
Gain on sale of assets	6	424
Interest expense, net	—	(38)

	6	386

Net Income (Loss)	$(99)	$(388)

Net Income (Loss) per Common Share
Basic and diluted	$(0.01)	$(0.06)

Weighted Average Number of Shares:
Basic and diluted	7,687	7,039

See notes to financial statements.

ODIMO, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficiency)

BALANCE-December 31, 2006	7,039	$7	$103,705	$(104,188)	$(476)

Net loss	—	—	—	(388)	(388)

BALANCE-December 31, 2007	7,039	7	103,705	(104,576)	(864)

Sale of common stock	714	—	100	—	100
Forgiveness of note payable and accrued interest to related party			563		563
Credit arising from services contributed by related parties	—	—	56	—	56
Net loss	—	—	—	(99)	(99)

BALANCE-December 31, 2008	7,753	$7	$104,424	$(104,675)	$(244)

See notes to financial statements.

ODIMO, INCORPORATED
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(99)	$(388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	44
Interest on note payable to related party	—	38
Gain on sale of assets	(6)	(424)
Charge in lieu of compensation for services rendered by officer and related party	56	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits with credit card processing company	—	108
Escrow deposit	—	30
Prepaid expenses and other current assets	13	74
Increase (decrease) in:
Accounts payable	(68)	(424)
Accrued liabilities	(15)	(21)

Net cash used in operating activities	(119)	(963)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	6	674

Net cash provided by investing activities	6	674

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	13	245
Payments on notespayable to related party	—	(30)
Proceeds from sale of common stock	100	—

Net cash provided by financing activities	113	215

Net Decrease in Cash and Cash Equivalents	—	(74)

Cash and Cash Equivalents, Beginning	1	75

Cash and Cash Equivalents, Ending	$1	$1

Supplemental Disclosures of Cash Flow Information:

Forgiveness of note payable to related party	$563	$—

See notes to financial statements.

ODIMO INCORPORATED
Notes to Financial Statements
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
General and Administrative Expenses — General and administrative expenses include professional fees, insurance, rent, and other general corporate expenses.
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

2. GOING CONCERN CONSIDERATIONS
The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2008 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2008, its financial statements reflected negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2008 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities. As of March 6, 2009, the Company raised an additional $50,000 from existing stockholders for working capital purposes. (See Note 9).
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
3. SALE OF ASSETS
Sale of Ashford.com URL and Certain Assets-On April 11, 2007 the Company sold to Luxi, Group, LLC certain specified assets, including all of its rights to the domain name www.ashford.com and related trademarks, copyrights, product images and other intangibles in exchange for $400,000 pursuant to the terms of an Asset Purchase Agreement and related agreements entered contemporaneous therewith. The Company terminated its agreement dated February 5, 2007 with Ice.com to host the Company’s www.ashford.com homepage and returned to Ice.com $61,000 of its $70,000 down payment. The Company recorded commissions earned for approximately $9,000 during the time period that Ice.com hosted the Company’s www.ashford.com homepage.
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
There were no stock options granted to non-employees during 2008 and 2007.

The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	26	$24.48	26	$24.48
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(-)	(-)	(-)	(-)

Outstanding at December 31, 2008	26	$24.48	26	$24.48

Options exercisable at December 31, 2008	26	$24.48	26	$24.48

The weighted average remaining life of outstanding stock options is 3 years.
5. INCOME TAXES
A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows (in thousands, except tax rates):

	2008		2007
	Amount	Rate	Amount	Rate

Income taxes at statutory rate	$(24)	34.0%	$(132)	34.0%
State income taxes, net of federal benefit	(3)	3.6	(14)	3.6
Increase in taxes:
Penalties and fines	—	0.0	0.7	(0.2)
Meals and entertainment	—	0.0	0.3	0.0
Adjustment of deferred balances	—	0.0	(91.0)	23.6
Valuation allowance	27	(37.6)	236	(61.0)

	$—	—%	$—	—%

The Company has net operating loss carryforwards of approximately $78.2 million as of December 31, 2008. The Company’s net operating loss carryforwards will expire beginning in 2019 through 2028. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards and other deferred tax assets, a corresponding valuation allowance of approximately $29.4 million and $29.4 million was established as of December 31, 2008, and 2007 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.
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

6. COMMITMENTS AND CONTINGENCIES
Employment Agreements
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
7. LEGAL PROCEEDINGS
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
8. RELATED PARTY TRANSACTIONS
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

Sale of Common Stock—On February 4, 2008 the Company sold 714,284 newly issued shares of its common stock, par value $.001, to three investors for a gross purchase price of $100,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, and Amerisa Kornblum, its President and Chief Financial Officer each purchased 178,571 of these shares. There were no underwriting discounts or commissions paid in the sale.
Services Contributed by Stockholders — During 2008, certain stockholders rendered professional services to the Company. In compensation for these services, the Company’s majority stockholder has given a contingent contractual right to proceeds from sale of common stock owned or controlled by this stockholder to the other parties. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($56,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for 2008.
9. SUBSEQUENT EVENTS
Sale of Common Stock—On March 3, 2009 the Company sold 3,333,333 newly issued shares of its common stock, par value $.001, to four investors for a gross purchase price of $50,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in the sale.