Form 10-Q
period 2009-03-31
Odimo INC
filed 2009-05-15
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
     As of May 13, 2009, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Odimo, Incorporated
BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash	$36	$1
Prepaid expense and other current assets	—	4

Total	$36	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$235	$236
Accrued liabilities	10	10
Note Payable to Related Party	3	3

Total current liabilities	248	249

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 and 7,753 shares issued and outstanding	10	7
Additional paid-in capital	104,485	104,424
Accumulated deficit	(104,707)	(104,675)

Total stockholders’ equity (deficiency)	(212)	(244)

Total	$36	$5

See notes to unaudited condensed
financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	$—	$—

Operating expenses	32	50

Loss from Operations	(32)	(50)

Interest expense, net	—	—

Net Loss	$(32)	$(50)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares:
Basic and diluted	8,864	7,486

See notes to unaudited condensed
financial statements.

Odimo, Incorporated
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficiency)
BALANCE-December 31, 2008	7,753	$7	$104,424	$(104,675)	$(244)

Sale of common stock	3,333	3	47		50

Credit arising from services contributed by related parties			14		14

Net loss				(32)	(32)

BALANCE-March 31, 2009	11,086	$10	$104,485	$(104,707)	$(212)

See notes to unaudited condensed
financial statements.

Odimo, Incorporated
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(32)	$(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge in lieu of compensation contributed by officer and related party	14	7
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	4	(7)
Increase (decrease) in:
Accounts payable	(1)	2
Accrued liabilities	—	(15)

Net cash used in operating activities	(15)	(63)

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	—	10
Proceeds from sale of common stock	50	100

Net cash provided by financing activities	50	110

Net Increase in Cash and Cash Equivalents	35	47

Cash and Cash Equivalents, Beginning	1	1

Cash and Cash Equivalents, Ending	$36	$48

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

See notes to unaudited condensed
financial statements.

Odimo, Incorporated
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
Basis of Presentation — The accompanying unaudited financial statements as of March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Recently Issued Accounting Standards — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. SFAS 141R became effective for the Company on January 1, 2009. The Company believes that this standard did not have a material effect on its financial position or results of operations.

In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other guidance under accounting principles generally accepted in the United States of America. SFAS 142-3 became effective for the Company on January 1, 2009. The Company believes that this standard did not have a material effect on its financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective November 15, 2008. The Company believes that this standard did not have a material effect on its financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 133”)” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 became effective for the Company on January 1, 2009. The Company believes that this standard did not have a material effect on its financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling, or minority, interest in a consolidated subsidiary. SFAS 160 became effective for the Company on January 1, 2009. The Company believes that this standard did not have a material effect on its financial position or results of operations.
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
As of December 31, 2008 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities. As of March 31, 2009, the Company raised an additional $50,000 from existing stockholders for working capital purposes.
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

3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for three months ended March 31, 2009:

	March 31, 2009
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	26	$24.43
Granted	—	—
Exercised	—	—
Canceled	(-)	( -)

Outstanding at March 31, 2009	26	$24.48

Outstanding exercisable at March 31, 2009	26	$24.48

The weighted average remaining life of outstanding stock options is 3 years.
4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the three months ended March 31, 2009 in its stock ownership and believes that the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
5. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — As of March 31, 2009, the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000 which bears interest at 4% and is due on demand. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities.
Sale of Common Stock —On March 3, 2009 the Company sold 3,333,333 newly issued shares of its common stock, par value $.001, to four investors for a gross purchase price of $50,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, and purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in the sale.
Services Contributed by Stockholders — During the first quarter 2009, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($14,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the quarter ended March 31, 2009.

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

Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008
     We generated no revenue during either the quarter ended March 31, 2009 or 2008.
     General and Administrative Expenses. General and administrative expenses for the quarters ended March 31, 2009 and 2008 were $32,000 and $50,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the quarter ended March 31, 2009 was $32,000 compared to $50,000 for the quarter ended March 31, 2008.
Liquidity and Capital Resources
     As of March 31, 2009, we had cash of approximately $36,000 and total liabilities of $250,000 compared to cash of $1,000 and total liabilities of approximately $250,000 as of December 31, 2008.
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
Discussion of Cash Flows
     Net cash used in operating activities for the quarter ended March 31, 2009 was $15,000 compared to net cash used in operating activities for the quarter ended March 31, 2008 of $63,000.
     Net cash provided by financing activities in the quarter ended March 31, 2009 was $50,000 from the sale of common stock and $110,000 in the quarter ended March 31, 2008 in proceeds from the sale of common stock and proceeds from notes payable to related parties.
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of March 31, 2009, we had $36,000 of cash compared to $1,000 of cash as of December 31, 2008.
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

     During the first quarter ended March 31, 2009, we funded our operations primarily with cash on hand and from the net proceeds from the sale of shares.
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
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. SFAS 141R became effective for the Company on January 1, 2009. We believe that this standard did not have a material effect on our financial position or results of operations.

     In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other guidance under accounting principles generally accepted in the United States of America. SFAS 142-3 became effective for the Company on January 1, 2009. We believe that this standard did not have a material effect on our financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective November 15, 2008. We believe that this standard did not have a material effect on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 133”)” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 became effective for the Company on January 1, 2009. We believe that this standard did not have a material effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling, or minority, interest in a consolidated subsidiary. SFAS 160 became effective for the Company on January 1, 2009. We believe that this standard did not have a material effect on our financial position or results of operations.
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

PART II. OTHER INFORMATION
ITEM 6. Exhibits
(a) Exhibits

Exhibit	Description

2.1 (1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
4.1 (1)	Form of Specimen Stock Certificate
4.2.1 (1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2 (1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1 (1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2 (1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2 (1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1 (1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2 (1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3 (1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1 (1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2 (1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1 (1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2 (1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3 (1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4 (1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10 (1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6 (1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7 (1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1 (1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2 (1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3 (1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4 (1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9 (1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10 (1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11 (1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12 (1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13 (1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14 (1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15 (1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP

Exhibit	Description
10.16 (1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17 (5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18 (5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19 (6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20 (6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21 (6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22 (6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23 (7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24 (8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25 (9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26 (9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27 (9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30 (11)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31 (11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32 (11)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33 (10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34 (12)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1 (2)	Code of Business Conduct and Ethics
16.1 (3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2 (3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1 (1)	Subsidiaries of Odimo Incorporated
23.1 (12)	Consent of Rachlin LLP
31.1 (4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2 (4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1 (4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference.

(12)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007filed with the Securities and Exchange Commission on March 31, 2008 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: May 14, 2009	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)