Form 10-Q
period 2009-06-30
Odimo INC
filed 2009-08-13
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑     No ☐
As of August 13, 2009, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ODIMO, INCORPORATED
BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$22	$1
Prepaid expense and other current assets	—	4

Total	$22	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$229	$236
Note payable to related party	3	3
Accrued liabilities	10	10

Total current liabilities	242	249

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 and 7,753 shares issued and outstanding	10	7
Additional paid-in capital	104,499	104,424
Accumulated deficit	(104,729)	(104,675)

Total stockholders’ equity (deficiency)	(220)	(244)

Total	$22	$5

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$—	$—	$—	$1

Operating expenses	22	27	54	77

Loss from Operations	(22)	(27)	(54)	(76)

Interest expense, net	—	—	—	—

Net Loss	$(22)	$(27)	$(54)	$(76)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares:
Basic and diluted	11,086	7,753	9,982	7,620

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficiency)

BALANCE-December 31, 2008	7,753	$7	$104,424	$(104,675)	$(244)

Sale of common stock	3,333	3	47		50

Credits arising from services contributed by related parties			28		28
Net loss				(54)	(54)

BALANCE-June 30, 2009	11,086	$10	$104,499	$(104,729)	$(220)

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(54)	$(76)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge in lieu of compensation contributed by officer and related party	28	14
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	4	(1)
Increase (decrease) in:
Accounts payable	(7)	(21)
Accrued liabilities	—	(15)

Net cash used in operating activities	(29)	(99)

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	—	10
Proceeds from sale of common stock	50	100

Net cash provided by financing activities	50	110

Net Increase in Cash and Cash Equivalents	21	11

Cash and Cash Equivalents, Beginning	1	1

Cash and Cash Equivalents, Ending	$22	$12

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

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
Basis of Presentation — The accompanying unaudited financial statements as of June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Recently Issued Accounting Standards —In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this SFAS 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows; see Note 6 “Subsequent Events”.

ODIMO INCORPORATED
Notes to Financial Statements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP, authoritative and non-authoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The Company does not believe the adoption of SFAS No. 168 will have a material impact on its financial position or results of operations. It will, however, change the references to specific U.S. GAAP contained within the financial statements, notes thereto and information contained in the Company’s filings with the SEC.
In June 2009, the FASB issued SFAS No. 167, Amendment to Interpretation 46(R) (“SFAS No. 167”). SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. SFAS No. 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on its financial statements.
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
As of December 31, 2008 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities. As of June 30, 2009, the Company raised an additional $50,000 from existing stockholders for working capital purposes.
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

ODIMO INCORPORATED
Notes to Financial Statements
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for six months ended June 30, 2009:

	June 30, 2009
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	26	$24.48
Granted	—	—
Exercised	—	—
Canceled	(-)	( -)

Outstanding at June 30, 2009	26	$24.48

Outstanding exercisable at June 30, 2009	26	$24.48

The weighted average remaining life of outstanding stock options is 3 years.
4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the six months ended June 30, 2009 in its stock ownership and believes that the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
5. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — As of June 30, 2009, the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000 which bears interest at 4% and is due on demand. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities.
Sale of Common Stock — On March 3, 2009 the Company sold 3,333,333 newly issued shares of its common stock, par value $.001, to four investors for a gross purchase price of $50,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, and purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in the sale.
Services Contributed by Stockholders — During the first six months of 2009, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements of $14,000 and $28,000 for the quarter and six months ended June 30, 2009.
6. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the close of business on August 13, 2009, the date the financial statements were issued. No events required disclosure.

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

Comparison of Quarter Ended June 30, 2009 to Quarter Ended June 30, 2008
     We generated no revenue during either the quarter ended June 30, 2009 or 2008.
     General and Administrative Expenses. General and administrative expenses for the quarters ended June 30, 2009 and 2008 were $22,000 and $27,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the quarter ended June 30, 2009 was $22,000 compared to $27,000 for the quarter ended June 30, 2008.
Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
     Total Revenue for the six months ended June 30, 2009 and 2008 was zero and $1,000 (consisting solely of commissions).
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $54,000 compared to $77,000 for the six months ended June 30, 2008. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, salaries, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the six months ended June 30, 2009 was $54,000 compared to a net loss of $76,000 for the six months ended June 30, 2008.
Liquidity and Capital Resources
     As of June 30, 2009, we had cash of approximately $22,000 and total liabilities of $242,000 compared to cash of $1,000 and total liabilities of $249,000 as of December 31, 2008.
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
Discussion of Cash Flows
     Net cash used in operating activities for the six months ended June 30, 2009 was $29,000 compared to $99,000 for the six months ended June 30, 2008.
     Net cash provided by financing activities for the six months ended June 30, 2009 was $50,000 from the sale of common stock. Net cash provided by financing activities for the six months ended June 30, 2008 was $110,000 from the sale of common stock and proceeds from the issuance of a note payable to an affiliated party.
Outstanding Stock Options
     As of June 30, 2009, we had outstanding vested options to purchase approximately 26,618 shares of common stock, at a weighted average exercise price of $24.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of June 30, 2009, we had $22,000 of cash compared to $1,000 of cash as of December 31, 2008.
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
     During the six months ended June 30, 2009, we funded our operations primarily with cash on hand and from the net proceeds from the sale of shares.
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
Recently Issued Accounting Standards
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this SFAS 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows; see Note 6 “Subsequent Events”.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP, authoritative and non-authoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The Company does not believe the adoption of SFAS No. 168 will have a material impact on its financial position or results of operations. It will, however, change the references to specific U.S. GAAP contained within the financial statements, notes thereto and information contained in the Company’s filings with the SEC.
     In June 2009, the FASB issued SFAS No. 167, Amendment to Interpretation 46(R) (“SFAS No. 167”). SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. SFAS No. 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on its financial statements.
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

ODIMO INCORPORATED Registrant
Date: August 13, 2009	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)