Form 10-Q
period 2009-09-30
Odimo INC
filed 2009-11-13
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
As of November 11, 2009, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements
Odimo Incorporated
CONDENSED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$127	$1
Prepaid expense and other current assets	—	4

Total	$127	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Total current liabilities	$242	$249

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 and 7,753 shares issued and outstanding	10	7
Additional paid-in capital	104,513	104,424
Accumulated deficit	(104,638)	(104,675)

Total stockholders’ equity (deficiency)	(115)	(244)

Total	$127	$5

See notes to unaudited condensed financial statements.

Odimo Incorporated
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$—	$—	$—	$1

Operating expenses	(91)	18	(37)	95

Total operating expenses	(91)	18	(37)	95

Income (Loss) from Operations	91	(18)	37	(94)

Other Income (Expense):
Gain on sale of assets	—	6	—	6
Interest expense, net	—	—	—	—

Net Income (Loss)	$91	$(12)	$37	$(88)

Net Income (Loss) per Common Share
Basic and diluted	$0.01	$(0.00)	$0.00	$(0.01)

Weighted Average Number of Shares:
Basic and diluted	11,086	7,753	10,354	7,665

See notes to unaudited condensed financial statements.

Odimo Incorporated
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficiency)

BALANCE-December 31, 2008	7,753	$7	$104,424	$(104,675)	$(244)

Sale of common stock	3,333	3	47	—	50

Credits arising from services contributed by related parties	—	—	42	—	42
Net Income				37	37

BALANCE-September 30, 2009	11,086	$10	$104,513	$(104,638)	$(115)

See notes to unaudited condensed financial statements.

Odimo Incorporated
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$37	$(88)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Charge in lieu of compensation contributed by officer and related party	42	21
Gain on sale of assets		(6)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	4	7
Increase (decrease) in:
Accounts payable	(7)	(25)
Accrued liabilities	—	(15)

Net cash provided by (used in) operating activities	76	(106)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	—	6

Net cash provided by investing activities	—	6

Cash Flows from Financing Activities:
Proceeds from notes payable to related party, net of repayments		10
Proceeds from sale of common stock	50	100

Net cash provided by financing activities	50	110

Net Increase in Cash and Cash Equivalents	126	10

Cash and Cash Equivalents, Beginning	1	1

Cash and Cash Equivalents, Ending	$127	11

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Forgiveness of note payable to related party	$—	$563

See notes to unaudited condensed financial statements.

Odimo Incorporated
Notes to Condensed Financial Statements
(Unaudited)
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
Basis of Presentation — The accompanying unaudited financial statements as of September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Income Taxes — The Company accounts for income taxes in accordance with guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes. ASC 740 requires an asset and liability approach. Under this method, a deferred tax asset or liability is recognized with respect to all temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and with respect to the benefit from utilizing tax loss carryforwards. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain.
Income (Loss) Per Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. The calculation of diluted loss per share was the same as the basic loss per share for each period presented since the inclusion of potential common stock in the computation would be antidilutive.
Recently Issued Accounting Standards — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. All accounting references have been updated and therefore all FAS references have been replaced with ASC references.

Odimo Incorporated
Notes to Condensed Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-5 (“ASU No. 2009-5”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-5 is effective for financial statements issued for interim and annual periods beginning October 1, 2009. The adoption of ASU No. 2009-5 is not expected to have a material impact on our financial statements.
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
As of December 31, 2008 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities. As of September 30, 2009, the Company raised an additional $50,000 from existing stockholders for working capital purposes. In addition, during the third quarter, the Company received a refund of its franchise taxes of approximately $112,000.
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

Odimo Incorporated
Notes to Condensed Financial Statements
(Unaudited)
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for nine months ended September 30, 2009:

	September 30, 2009
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	26	$24.48
Granted	—	—
Exercised	—	—
Canceled	(—)	(—)

Outstanding at September 30, 2009	26	$24.48

Exercisable at September 30, 2009	26	$24.48

The weighted average remaining life of outstanding stock options is 3 years. The Company has no outstanding unvested options.
4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the nine months ended September 30, 2009 in its stock ownership and believes that the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
5. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — As of September 30, 2009, the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000 which bears interest at 4% and is due on demand. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities.
Sale of Common Stock — On March 2, 2009 the Company sold 3,333,333 newly issued shares of its common stock, par value $.001, to four investors for a gross purchase price of $50,000. An entity controlled by Alan Lipton, the Company’s Chairman of the Board, purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in the sale.
Services Contributed by Stockholders — During the first nine months of 2009, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($42,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the quarter and nine months ended September 30, 2009.

Odimo Incorporated
Notes to Condensed Financial Statements
(Unaudited)
6. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the close of business on November 12, 2009, the date the financial statements were issued. No events required disclosure.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Odimo Incorporated’s (“Odimo,” the “Company,” “we,” “our,” “us,”) Condensed Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.
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
On August 24, 2009, we received from the State of Delaware a cash refund in the amount of approximately $112,000, which represented a refund of previously paid Delaware franchise fees.
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
Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008
General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2009 were $21,000, before giving consideration to the $112,000 cash refund for franchise fees received during the third quarter of 2009, as compared to $18,000 for the quarter ended September 30, 2008. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
Net Income(Loss). Net income, including a cash refund for franchise fees of $112,000, was $91,000 for the quarter ended September 30, 2009 compared to a net loss of $12,000 for the quarter ended September 30, 2008.
Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $75,000, excluding a refund for franchise taxes of $112,000, compared to $95,000 for the nine months ended September 30, 2008. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
Net Income (Loss). Net Income for the nine months ended September 30, 2009 was $37,000 compared to a net loss of $88,000 for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 includes a cash refund of approximately $112,000 for franchise fees received during the third quarter of 2009.
Liquidity and Capital Resources
As of September 30, 2009, we had cash of approximately $127,000 and total liabilities of $242,000 compared to cash of $1,000 and total liabilities of $249,000 as of December 31, 2008.
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
Discussion of Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2009 was $76,000 compared to net cash used in operating activities of $106,000 for the nine months ended September 30, 2008.
Net cash provided by financing activities for the nine months ended September 30, 2009 was $50,000 from the sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 2008 was $110,000 from the sale of common stock and proceeds from the issuance of a note payable to an affiliated party.
Net cash provided by investing activities for the nine months ended September 30, 2009 and September 30, 2008 was zero and $6,000, respectively.
Outstanding Stock Options
As of September 30, 2009, we had outstanding vested options to purchase 26,618 shares of common stock, at a weighted average exercise price of $24.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $16.25 per share.

Liquidity Sources
Our current source of liquidity consist of cash on hand. As of September 30, 2009, we had $127,000 of cash compared to $1,000 of cash as of December 31, 2008.
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
During the nine months ended September 30, 2009, we funded our operations primarily with cash on hand and from the net proceeds from the sale of shares.
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

Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-1 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references have been updated and therefore all FAS references have been replaced with ASC references.
In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-5 (“ASU No. 2009-5”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-5 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-5 did not have a material impact on our financial statements.

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
Due to the material weakness (discussed in the next paragraph), our disclosure controls and procedures were not effective as of September 30, 2009 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.
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

PART II. OTHER INFORMATION

ITEM 6.	Exhibits
(a) Exhibits

Exhibit		Description
2.1	(1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Amended and Restated Bylaws
4.1	(1)	Form of Specimen Stock Certificate
4.2.1	(1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2	(1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1	(1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2	(1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2	(1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1	(1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2	(1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3	(1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1	(1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2	(1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1	(1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2	(1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3	(1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4	(1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton
10.5.6	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9	(1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.10	(1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6	(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7	(1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1	(1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2	(1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3	(1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4	(1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9	(1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10	(1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11	(1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.

Exhibit	Description
10.12(1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13(1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14(1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15(1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16(1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17(5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18(5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19(6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20(6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21(6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22(6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23(7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24(8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26(9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27(9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30(11)	8% Secured Promissory Note in the Principal Amount of $300,000
10.31(11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32(11)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33(10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34(12)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1(2)	Code of Business Conduct and Ethics
16.1(3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2(3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1(1)	Subsidiaries of Odimo Incorporated
23.1(12)	Consent of Rachlin LLP
31.1(4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2(4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1(4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(12)
This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on June 30, 2008 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: November 12, 2009	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)