Form 10-K
period 2009-12-31
Odimo INC
filed 2010-03-31
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.
Yes ☑     No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2009 as reported by the OTCBB was approximately $44,994. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 25, 2010, 11,086,575 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

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
      Going Concern
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2009 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2009, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
     These conditions raise substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On August 24, 2009, we received from the State of Delaware a cash refund in the amount of approximately $110,000, which represented a refund of previously paid Delaware franchise fees.
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
     While we anticipate having sufficient liquid assets to satisfy our liabilities, if we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt, including loans from related parties. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities. Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2009 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2009, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
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
ITEM 3. LEGAL PROCEEDINGS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock was quoted for trading on the Nasdaq National Market from February 15, 2005 through August 13, 2006 and has been quoted for trading on the OTCBB since August 14, 2006 under the symbol ODMO. Prior to February 15, 2005, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the quarterly periods for fiscal years 2008 and 2009. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2009	0.025	0.011
Second Quarter 2009	0.025	0.015
Third Quarter 2009	0.06	0.015
Fourth Quarter 2009	0.08	0.016

First Quarter 2008	0.13	0.05
Second Quarter 2008	0.08	0.05
Third Quarter 2008	0.09	0.08
Fourth Quarter 2008	0.04	0.009
     The approximate number of holders of record of our common stock as of March 25, 2010 is 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
Dividend Policy
     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Equity Compensation Plan
     The following table details our equity compensation plan as of December 31, 2009:

2009 EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of
securities
	(a)		remaining
	Number of	(b)	available
	securities to	Weighted-	for future
	be	average	issuance
	issued upon	exercise price	under equity
	exercise of	of	compensation plan
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	26,000	$24.48	533,391
Equity compensation plans not approved by security holders	—	—	—
Total	26,000	$24.48	533,391
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
Overview
     We ceased operations as an online retailer at December 31, 2006 and, other than commissions we earned prior to April 2007 which were based on a percentage of gross sales made to visitors to our www.ashford.com homepage who were redirected to websites owned and operated by others, we have recorded no net sales or other operating revenue since our fiscal year ended December 31, 2007. We do not expect to generate operating revenue until such time as we consummate a business combination with an operating business, if at all. Our historical operating results disclosed in this Report on Form 10-K are not meaningful to our future results. On August 24, 2009, we received from the State of Delaware a cash refund in the amount of approximately $110,000, which represented a refund of previously paid Delaware franchise fees.
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2009 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2009, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Comparison of Years Ended December 31, 2009 and 2008
     General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2009 and 2008 were $95,000 and $105,000, respectively. During 2009, such expenses consisted primarily of rent, accounting and other general and administrative expenses. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.
     Net Income(Loss). Net income, including a cash refund for franchise fees of $110,000, was $17,000 for the year ended December 31, 2009 compared to a net loss of $99,000 for the year ended December 31, 2008.
Liquidity and Capital Resources
     As of December 31, 2009, we had cash of approximately $122,000 and total liabilities of approximately $243,000. On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $50,000 which is being used for working capital. An entity controlled by Alan Lipton, our Chairman of the Board purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares. On February 4, 2008, we sold 714,284 newly issued shares of common stock, par value $.001, to four investors for a gross purchase price of $100,000, which we are using for working capital.
     We intend to continue devoting substantially all of our time to identifying merger or acquisition candidates. In the event we locate an acceptable operating business, we intend to effect the transaction utilizing any combination of our Common Stock, cash on hand, or other funding sources that we reasonably believe are available. However, there can be no assurances that we will be able to consummate a merger or acquisition of an operating business on terms favorable to us, if at all, or that other funding sources will be available. If such shares of Common Stock are issued, our stockholders will experience a dilution of their ownership interest. If a substantial number of shares of common stock are issued in connection with a business combination, a change in control may occur.
Discussion of Cash Flows

     Net cash provided by operating activities for the year ended December 31, 2009 was $71,000 compared to net cash used in operating activities for the year ended December 31, 2008 of $119,000 due to the cash refund received of approximately $110,000 in 2009.
     Net cash provided by investing activities in the year ended December 31, 2009 was $0 compared to net cash provided by investing activities of $6,000 in the year ended December 31, 2008.
     Net cash provided by financing activities in the year ended December 31, 2009 was $50,000 as compared to $113,000 of net cash provided by financing activities in the year ended December 31, 2008. Net cash provided by financing activities in 2009 and 2008 related to proceeds from sale of common stock.
Liquidity Sources
     Our current source of liquidity consists of cash on hand and sale of securities. As of December 31, 2009, we had $122,000 of cash on hand.
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
Outstanding Stock Options

     As of December 31, 2009, we had outstanding vested options to purchase approximately 26,000 shares of common stock, at a weighted average exercise price of $24.48 per share. We have no outstanding unvested options. The per share value of each share of common stock underlying the vested options, based on the difference between the weighted average exercise price per option and the estimated fair market value of the shares ranges from $0 to $16.25 per share.
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
Recent Accounting Developments
     In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.
     In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its financial statements.
     In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its financial statements.
     In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-05 is effective for the first reporting (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.
     In June 2009, FASB issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company’s financial statements.
     In April 2009, FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provides amendments to guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The amendments are applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. The amendments are effective for periods ending after June 15, 2009. The adoption of the ASC 820-10 amendments did not have an impact on the Company’s financial statements.
     In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires an entity to measure a business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. ASC 805 also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, ASC 805 requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.
Also in December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company simultaneously adopted ASC 805 and ASC 810 as of January 1, 2009, as required. These standards will have no impact on the previous acquisitions recorded by the Company in the Company’s financial statements.
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
     Due to the material weakness (discussed below in subsection c of this Item), our disclosure controls and procedures were not effective as of December 31, 2009 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 because we create, review and process financial data without internal independent review.
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

Name	Age	Position
Alan Lipton	59	Chairman of the Board, Class III Director
Amerisa Kornblum	48	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Sidney Feltenstein(1)	69	Class III Director
Stanley Stern(2)	52	Class I Director
Steven Tishman(3)	53	Class II Director

(1)	Member of the Audit Committee, the Compensation Committee and the Nominating Committee.

(2)	Member of the Compensation Committee and Nominating Committee.

(3)	Member of the Audit Committee.
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
     Sidney Feltenstein has been a member of our Board of Directors since May 2004. Mr. Feltenstein currently is a private investor. From June 2006 through February 2008, Mr. Feltenstein was the Chairman of Sagittarius Brands, a restaurant holding company. From 1995 to 2002, Mr. Feltenstein served as Chairman, President and Chief Executive Officer of Yorkshire Global Restaurants, an operator of A&W Restaurants and Long John Silver’s restaurants. Mr. Feltenstein has served in a variety of operations and marketing management positions in the restaurant business including Chief Marketing Officer for Dunkin Donuts and Executive President of Worldwide Marketing for Burger King Corporation. Mr. Feltenstein is active in various organizations, including the International Franchise Association. From 2003 through 2007, Mr. Feltenstein was a director of BUCA, Inc., a publicly traded restaurant company.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2009.
Code of Conduct and Ethics
     Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules. Upon written request to our Corporate Secretary, Odimo Incorporated , 9858 Clint Moore Road, Boca Raton, Fl , we will provide, without charge, any person with a copy of our Code of Conduct and Ethics.
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
     Amerisa Kornblum, our sole executive officer (the “Named Executive”) was paid no compensation and no amounts were accrued for her services during 2008 and 2009.
Stock Options /Equity Awards
     No stock options or equity awards were granted, exercised or outstanding in favor of any of the Named Executive during our fiscal year ended December 31, 2009.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of March 19, 2010, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
     Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them and their address is our address.

     Applicable percentage ownership in the following table is based on 11,086,575 shares of common stock outstanding as of March 19, 2010.
PRINCIPAL STOCKHOLDERS

	Shares
	Beneficially
Beneficial Owner	Owned	Percentage
5% STOCKHOLDERS
ELAO, LLC(1)	3,096,058	27.93%
c/o Alan Lipton

Lily Maya Lipton Family Trust (1) c/o Alan Lipton, Trustee	4,274,629	38.56%

Relao 2, LLC(4) c/o Charles Rennert 100 SE 2 nd Street 2900 Miami Fl 33131	1,178,571	10.63%

Bruce Galloway(3) Gary Herman (3) c/o Galloway Capital Management, LLC 720 Fifth Avenue, New York, NY 10019	2,593,227	23.39%

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton(1)(2)	4,274,629	38.56%

Amerisa Kornblum(4)	178,571	1.6%

Stanley Stern	4,000	*

Sidney Feltenstein	—	—

Steven Tishman	—	—

All directors and executive officers as a group (5 persons)	4,281,127	38.62%

*	Denotes less than 1%.

(1)	Lily Maya Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power over the shares owned by Elao, LLC. Alan Lipton has shared voting and dispositive over the shares owned by the Lily Trust.

(2)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.

(3)	Represents 786,582 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account which Mr. Galloway has sole power to vote and dispose, 47,800 shares of Common Stock held by Mr. Galloway’s children for which he has the sole power to vote and dispose, and 1,758,845 shares of Common Stock held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) for which Messrs. Galloway and Herman have the shared power to vote and dispose. Messrs. Galloway and Herman are managing members of Galloway Capital Management, LLC, the general partner of STEP. Messrs. Galloway and Herman disclaims beneficial ownership of the shares of

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We retained Rachlin, LLP, to act as our independent registered public accounting firm during our fiscal year 2009. On June 1, 2009, Rachlin, LLP, (“Rachlin”), merged with and into Marcum, LLP, and began practicing in Florida as“MarcumRachlin, a division of Marcum, LLP” (“MarcumRachlin“or “Rachlin”). Accordingly, effective June 1, 2009, Rachlin ceased to act as the Company’s independent registered public accounting firm and MarcumRachlin became the Company’s independent registered public accounting firm through the balance of our fiscal year 2009 and has been retained as the Company’s independent registered public accounting firm for our fiscal year 2010. This change in the Company’s independent registered public accounting firm was accepted by the Audit committee of the Company’ Board of Directors.
Audit and Non-Audit Fees
     The following table sets forth fees billed to us by MarcumRachlin for services provided during the period for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Audit Fees	$25,000	$44,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$25,000	$44,000
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
Audit Committee Pre-Approval Policies And Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2009, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as part of this report.
     1. The following financial statements of Odimo Incorporated and Report of MarcumRachlin independent registered public accounting firm, are included in this report:
     2. Financial statement schedule:
     None.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

2.1 (1)	Asset Purchase Agreement among registrant and Ashford.com, Inc. dated December 6, 2002
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (1)	Amended and Restated Bylaws
4.1 (1)	Form of Specimen Stock Certificate
4.2.1 (1)	Investors’ Rights Agreement dated November 18, 1999 by and between the registrant and certain holders of the registrant’s capital stock
4.2.2 (1)	Amended and Restated Registration Rights Agreement dated March 30, 2004 by and between the registrant and certain holders of the registrant’s capital stock
10.1.1 (1)	Odimo Incorporated Amended and Restated Stock Incentive Plan
10.1.2 (1)	Form of Stock Option Agreement pursuant to the Odimo Incorporated Stock Incentive Plan
10.2 (1)	Amended and Restated Series C Convertible Preferred Stock Purchase Agreement dated as of March 30, 2004 between the registrant and SDG Marketing, Inc.
10.3.1 (1)	Promissory Note dated December 6, 2002 by the registrant in favor of GSI Commerce Solutions, Inc.
10.3.2 (1)	Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.3.3 (1)	Patents, Trademarks, Copyrights and Licenses Security Agreement dated December 6, 2002 between the registrant and GSI Commerce Solutions, Inc., as assignee
10.4.1 (1)	Lease Agreement dated December 14, 1999 between the registrant and MDR Fitness Corp.
10.4.2 (1)	Lease Amendment and Extension Agreement dated January 8, 2003 between the registrant and MDR Fitness Corp.
10.5.1 (1)	Employment Agreement dated July 12, 2004 between the registrant and Alan Lipton
10.5.2 (1)	Employment Agreement dated July 12, 2004 between the registrant and Jeff Kornblum
10.5.3 (1)	Employment Agreement dated July 12, 2004 between the registrant and Amerisa Kornblum
10.5.4 (1)	Employment Agreement dated July 12, 2004 between the registrant and George Grous
10.5.5 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Alan Lipton

Exhibit Number	Description

10.5.6 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Jeff Kornblum
10.5.7 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Amerisa Kornblum
10.5.8 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and George Grous
10.5.9 (1)	Lock-up Agreement dated July 12, 2004, between the registrant and Michael Dell’Arciprete
10.5.1 (1)	Amended and Restated Employment Agreement dated August 27, 2004 between the registrant and Alan Lipton
10.6 (1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.7 (1)	Supply Agreement dated March 30, 2004 between the registrant and SDG Marketing, Inc.
10.8.1 (1)	Loan and Security Agreement dated as of July 31, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.2 (1)	Revolving Promissory Note dated as of July 31, 2004 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.8.3 (1)	Intellectual Property Security Agreements dated as of July 31, 2004 in favor of Silicon Valley Bank, by each of the registrant and Ashford.com, Inc.
10.8.4 (1)	Unconditional Guaranties dated as of July 31, 2004 of Softbank Capital LP, Softbank Capital Partners LP and Softbank Capital Advisors Fund LP
10.9 (1)	Commercial Lease dated as of January 1, 2006 between the registrant and IBB Realty, LLC
10.10 (1)	First Loan Modification Agreement dated as of November 13, 2004 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.11 (1)	First Amended and Restated Note dated as of November 13, 2004 in favor of Silicon Valley Bank by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.12 (1)	Amendment and Reaffirmation of Guaranty dated as of November 13, 2004 of Softbank Capital, LP, Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.13 (1)	Second Loan Modification Agreement dated as of January 7, 2005 by and among Silicon Valley Bank, the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.14 (1)	Second Amended and Restated Note dated as of January 7, 2005 in favor of Silicon Valley Bank, by the registrant and its subsidiaries Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.15 (1)	Second Amendment and Reaffirmation of Guaranty dated as of January 7, 2005 of Softbank Capital, L.P., Softbank Capital Partners, LP and Softbank Capital Advisors Fund LP
10.16 (1)	Confirmation letter dated January 7, 2005 from Softbank Capital Partners LP, regarding financial support.
10.17 (5)	Termination Agreement dated March 29, 2006 by and between Odimo Incorporated and SDG Marketing, Inc.
10.18 (5)	Third Amendment to Loan and Security Agreement dated March 30, 2006, by and among Silicon Valley Bank, Odimo Incorporated, Ashford.com, Inc. and D.I.A. Marketing, Inc.
10.19 (6)	Asset Purchase Agreement dated as of May 11, 2006 by and among Ice.com, Inc., Ice Diamond, LLC, and Odimo Incorporated.
10.20 (6)	Transition Services Agreement dated as of this May 11, 2006, by and between Ice Diamond, LLC, Ice.com, Inc., and Odimo Incorporated.
10.21 (6)	Separation Agreement dated May 11, 2006 by Odimo Incorporated and Alan Lipton.
10.22 (6)	Amendment No. 1 to Employment Contract dated as of May 11, 2006, by and among Odimo Incorporated and Jeffrey Kornblum.
10.23 (7)	Modification and Settlement Agreement dated November 6, 2006 by and between IBB Realty, LLC and Odimo Incorporated.
10.24 (8)	Asset Purchase Agreement dated as of December 1, 2006 by and among Odimo Incorporated, Worldofwatches.com, Inc. and ILS Holdings, LLC.
10.25 (9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and Jeff Kornblum.
10.26 (9)	Separation Agreement dated as of January 16, 2007 by and among Odimo Incorporated and George Grous.
10.27 (9)	Termination Agreement dated as of January 15, 2007 by and among Odimo Incorporated and Amerisa Kornblum.
10.30 (11)	8% Secured Promissory Note in the Principal Amount of $300,000

Exhibit Number	Description

10.31 (11)	Amended and Restated 8% Promissory Note in the Principal Amount of $500,000
10.32 (11)	8% Demand Promissory Note in the Principal Amount of $30,000
10.33 (10)	Asset Purchase Agreement dated as of April 6, 2007 by and among Odimo Incorporated, Ashford.com, Inc. and Luxi Group, LLC.
10.34 (12)	Amended and Restated 8% Promissory Note in the Principal Amount of $525,000
14.1 (2)	Code of Business Conduct and Ethics
16.1 (3)	Letter of Deloitte & Touche LLP dated September 2, 2005
16.2 (3)	Letter of Rachlin Cohen & Holtz LLP dated September 2, 2005
21.1 (1)	Subsidiaries of Odimo Incorporated
23.1 (4)	Consent of MarcumRachlin
31.1 (4)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2 (4)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1 (4)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (4)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-117400) originally filed with the Securities and Exchange Commission on July 16, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Form 8-K dated August 31, 2005 filed with the Securities and Exchange Commission on September 2, 2005 and is incorporated herein by reference.

(4)	Filed herewith.

(5)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 and is incorporated herein by reference.

(6)	This exhibit was previously filed as an exhibit to the Form 8-K dated May 11, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and is incorporated herein by reference.

(7)	This exhibit was previously filed as and exhibit to the Quarterly Report on form 10-Q for the period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006 and is incorporated herein by reference.

(8)	This exhibit was previously filed as an exhibit to the Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006 and is incorporated herein by reference.

(9)	This exhibit was previously filed as an exhibit to the Form 8-K dated January 11, 2007 filed with the Securities and Exchange Commission on January 18, 2007 and is incorporated herein by reference.

(10)	This exhibit was previously filed as an exhibit to the Form 8-K dated April 11, 2007 filed with the Securities and Exchange Commission on April 12, 2007 and is incorporated herein by reference.

(11)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated herein by reference.

(12)	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED
Dated: March 29, 2010	By:	/s/ Amerisa Kornblum
		Name:	Amerisa Kornblum
		Title:	Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer ( Principal Executive and Principal Financial and Accounting Officer )	March 29, 2010

/s/ Alan Lipton Alan Lipton	Chairman of the Board of Directors	March 29, 2010

/s/ Sidney Feltenstein Sidney Feltenstein	Director	March 29, 2010

/s/ Stanley Stern Stanley Stern	Director	March 29, 2010

/s/ Steven Tishman Steven Tishman	Director	March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the
Board of Directors and Shareholders
of Odimo Incorporated
We have audited the accompanying balance sheets of Odimo Incorporated (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odimo Incorporated, as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations and, as of December 31, 2009, reflects a significant working capital deficiency and a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ MarcumRachlin, a division of Marcum LLP
Fort Lauderdale, Florida
March 29, 2010

Odimo, Incorporated
BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash	$122	$1
Prepaid expense and other current assets	—	4

Total	$122	$5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$240	$246
Note payable to related party	3	3

Total current liabilities	$243	$249

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 and 7,753 shares issued and outstanding	10	7
Additional paid-in capital	104,527	104,424
Accumulated deficit	(104,658)	(104,675)

Total stockholders’ equity (deficiency)	(121)	(244)

Total	$122	$5

The accompanying notes are an integral part of these financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008

Revenues	$—	$—

Operating expenses	(17)	105

Total operating expenses	(17)	105

Income (Loss) from Operations	17	(105)

Other Income (Expense):
Gain on sale of assets	—	6

Net Income (Loss)	$17	$(99)

Net Income (Loss) per Common Share
Basic and diluted	$0.00	$(0.01)

Weighted Average Number of Shares:
Basic and diluted	10,539	7,687

The accompanying notes are an integral part of these financial statements.

Odimo, Incorporated
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficiency)

BALANCE — December 31, 2007	7,039	$7	$103,705	$(104,576)	$(864)

Sale of common stock	714	—	100	—	100
Forgiveness of note payable and accrued interest to related party	—	—	563	—	563
Credit arising from services contributed by related parties	—	—	56	—	56
Net loss	—	—	—	(99)	(99)

BALANCE — December 31, 2008	7,753	7	104,424	(104,675)	(244)

Sale of common stock	3,333	3	47	—	50
Credit arising from services contributed by related parties	—	—	56	—	56
Net income	—	—	—	17	17

BALANCE — December 31, 2009	11,086	$10	$104,527	$(104,658)	$(121)

The accompanying notes are an integral part of these financial statements.

Odimo Incorporated

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$17	$(99)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charge in lieu of compensation contributed by officer and related party	56	56
Gain on sale of assets		(6)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	4	13
Increase (decrease) in:
Accounts payable	(6)	(68)
Accrued liabilities	—	(15)

Net cash provided by (used in) operating activities	71	(119)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	—	6

Net cash provided by investing activities	—	6

Cash Flows from Financing Activities:
Proceeds from notes payable to related party, net of repayments		13
Proceeds from sale of common stock	50	100

Net cash provided by financing activities	50	113

Net Increase in Cash and Cash Equivalents	121	—

Cash and Cash Equivalents, Beginning	1	1

Cash and Cash Equivalents, Ending	$122	1

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Forgiveness of note payable to related party	$—	$563

The accompanying notes are an integral part of these financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
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
Recently Issued Accounting Standards
     In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09,Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements , which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.
     In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its financial statements.
     In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements
requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its financial statements.
     In August 2009, FASB issued ASU 2009-05,Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-05 is effective for the first reporting (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.
     In June 2009, FASB issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company’s financial statements.
     In April 2009, FASB issued amendments to ASC 820-10,Fair Value Measurements and Disclosures, which provides amendments to guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The amendments are applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. The amendments are effective for periods ending after June 15, 2009. The adoption of the ASC 820-10 amendments did not have an impact on the Company’s financial statements.
In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires an entity to measure a business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. ASC 805 also results in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, ASC 805 requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.
Also in December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company simultaneously adopted ASC 805 and ASC 810 as of January 1, 2009, as required. These standards will have no impact on the previous acquisitions recorded by the Company in the Company’s financial statements.
2. GOING CONCERN CONSIDERATIONS AND LIQUIDITY
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
The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2009 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2009, its financial statements reflected negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2009 the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities. During the year ended December

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements
31, 2009, the Company raised an additional $50,000 from existing stockholders for working capital purposes. In addition, during the third quarter, the Company received a refund of its franchise taxes of approximately $112,000.
3. STOCK OPTION PLAN
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
There were no stock options granted to non-employees during 2009 and 2008.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	26	$24.48	26	$24.48
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2009	26	$24.48	26	$24.48
Options exercisable at December 31, 2009	26	$24.48	26	$24.48
The weighted average remaining life of outstanding stock options is 2 years.
4. INCOME TAXES
A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows (in thousands, except tax rates):

	2009		2008
	Amount	Rate	Amount	Rate

Income taxes at statutory rate	$6	34.0%	$(24)	34.0%
State income taxes, net of federal benefit	1	3.6	(3)	3.6
Increase in taxes:
Penalties and fines	—	0.0	—	0.0)
Meals and entertainment	—	0.0	—	0.0
Adjustment of deferred balances	—	0.0	—)	0.0
Valuation allowance	(7)	(37.6)	27	(37.6)

	$—	—%	$—	—%

The Company has net operating loss carryforwards of approximately $78.2 million as of December 31, 2009. The Company’s net operating loss carryforwards will expire beginning in 2019 through 2028. Because it is not more likely than not that sufficient tax

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Financial Statements
earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $29.4 million and $29.4 million was established as of December 31, 2009, and 2008 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.
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
5. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — As of December 31, 2009, the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000 which bears interest at 4% and is due on demand. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities.
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
Services Contributed by Stockholders — During the years ended December 31, 2009 and 2008, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($56,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the years ended December 31, 2009 and 2008.
6. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. No events required disclosure.