Form 10-Q
period 2010-03-31
Odimo INC
filed 2010-05-13
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
     As of May 13, 2010, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

Odimo, Incorporated
CONDENSED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Unauditedd)
ASSETS
Current Assets:
Cash	$111	$122
Prepaid expense and other current assets	—	—

Total	$111	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities	$243	$243

Commitments, Contingencies and Subsequent Events

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 and 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,541	104,527
Accumulated deficit	(104,683)	(104,658)

Total stockholders’ deficiency	(132)	(121)

Total	$111	$122

See notes to unaudited condensed financial statements.

Odimo, Incorporated
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$—	$—

Operating expenses	25	32

Total operating expenses	25	32

Income (Loss) from Operations	(25)	(32)

Other Income (Expense):
Interest expense, net	—	—

Net Loss	$(25)	$(32)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares:
Basic and diluted	11,087	8,864

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficiency
BALANCE-December 31, 2009	11,086	$10	$104,527	$(104,658)	$(121)

Credits arising from services contributed by related parties	—	—	14	—	14
Net Loss				(25)	(25)

BALANCE-March 31, 2010 (Unaudited)	11,086	$10	$104,541	$(104,683)	$(132)

Odimo, Incorporated
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(25)	$(32)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge in lieu of compensation contributed by officer and related party	14	14
Changes in operating assets and liabilities:
Decrease in:
Decrease in prepaid expenses and other current assets	—	4
Increase (decrease) in:
Decrease in accounts payable	—	(1)

Accrued liabilities	—	—

Net cash used in operating activities	(11)	(15)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of expenses	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable to related party, net of repayments	—	—
Proceeds from sale of common stock	—	50

Net cash provided by financing activities	—	50

Net (decrease) increase in Cash and Cash Equivalents	(11)	35

Cash and Cash Equivalents, Beginning	122	1

Cash and Cash Equivalents, Ending	$111	$36

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

See note to unaudited condensed financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements
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
Income Taxes — The Company accounts for income taxes in accordance with the provisions of Accounting Standards Codification (“ASC”) ASC 740-Income Taxes. ASC 740 requires an asset and liability approach. Under this method, a deferred tax asset or liability is recognized with respect to all temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and with respect to the benefit from utilizing tax loss carryforwards. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain.
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
Recently Issued Accounting Standards — In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09,Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements , which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.
     In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.
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

Odimo, Incorporated
Notes to Unaudited Condensed Financial Statements
requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its financial statements.
2. GOING CONCERN CONSIDERATIONS
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
ODIMO INCORPORATED AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the three months ended march 31, 2010:

	March 31, 2010
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	26	$24.48
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2010	26	$24.48
Options exercisable at March 31, 2010	26	$24.48

6

4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the three months ended March 31, 2010 in its stock ownership and believe the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.
5. RELATED PARTY TRANSACTIONS
Services Contributed by Stockholders — During the three months ended March 31, 2010, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($14,000) has been charged to expense together with a credit to additional paid in capital in the accompanying condensed financial statements for the three months ended March 31, 2010.
6. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. No events required disclosure.

7

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
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
Going Concern
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2009 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2009, our financial statements reflect negative working capital and a stockholders’ deficiency.
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

Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009
     We generated no revenue during either the quarter ended March 31, 2010 or 2009.
     General and Administrative Expenses. General and administrative expenses for the quarters ended March 31, 2010 and 2009 were $25,000 and $32,000, respectively. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the quarter ended March 31, 2010 was $25,000 compared to $32,000 for the quarter ended March 31, 2009.
Liquidity and Capital Resources
     As of March 31, 2010, we had cash of approximately $111,000 and total liabilities of $243,000 compared to cash of $122,000 and total liabilities of $243,000 as of December 31, 2009.
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
Discussion of Cash Flows
     Net cash used in operating activities for the quarter ended March 31, 2010 was $11,000 compared to net cash used in operating activities for the quarter ended March 31, 2009 of $15,000.
     Net cash provided by financing activities in the quarter ended March 31, 2010 was $0 and $50,000 in the quarter ended March 31, 2009 from the sale of common stock.
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of March 31, 2010, we had $111,000 of cash compared to $122,000 of cash as of December 31, 2009.
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
     During the first quarter ended March 31, 2010, we funded our operations primarily with cash on hand.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Critical Accounting Policies and Estimates
     Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     While our significant accounting policies are described in more detail in Note 1 to our unaudited condensed financial statements included in this report, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.
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
     In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.
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
ITEM 4T. Controls and Procedures
     As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009, during the course of preparing our financial statements for the year ended December 31, 2009, we identified a material weakness in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our management, comprised solely of our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO/CFO has concluded that, due to the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
     There have not been any changes in internal control over financial reporting in the period covered by this Quarterly Report on Form 10-Q which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ODIMO INCORPORATED Registrant
Date: May 13, 2010	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)