Form 10-Q
period 2010-06-30
Odimo INC
filed 2010-08-13
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
     As of August 13, 2010, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Odimo, Incorporated
CONDENSED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$97	$122
Prepaid expense and other current assets	—	—

Total	$97	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities	$243	$243

Commitments, Contingencies and Subsequent Events

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 and 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,555	104,527
Accumulated deficit	(104,711)	(104,658)

Total stockholders’ deficiency	(146)	(121)

Total	$97	$122

See notes to unaudited condensed financial statements.

Odimo, Incorporated
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—

Operating expenses	28	22	53	54

Total operating expenses	28	22	53	54

Loss from Operations	(28)	(22)	(53)	(54)

Other Income (Expense):
Interest expense, net	—	—	—	—

Net Loss	$(28)	$(22)	$(53)	$(54)

Net Loss per Common Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086	11,086	9,982

See notes to unaudited condensed financial statements.

Odimo, Incorporated
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Six Months Ended June 30, 2010
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficiency
BALANCE-December 31, 2009	11,086	$10	$104,527	$(104,658)	$(121)

Credits arising from services contributed by related parties	—	—	28	—	28
Net Loss				(53)	(53)

BALANCE-June 30, 2010 (Unaudited)	11,086	$10	$104,555	$(104,711)	$(146)

Odimo, Incorporated
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(53)	$(54)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge in lieu of compensation contributed by officer and related party	28	28
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	—	4
Decrease in accounts payable	—	(7)

Net cash used in operating activities	(25)	(29)

Cash Flows from Investing Activities:
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	50

Net cash provided by financing activities	—	50

Net (Decrease) Increase in Cash	(25)	21

Cash, Beginning	122	1

Cash, Ending	$97	$22

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

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
Recently Issued Accounting Standards — In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its financial statements.
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
Notes to Condensed Financial Statements
(Unaudited)
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
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the six months ended June 30, 2010:

	June 30, 2010
		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	26	$24.48
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2010	26	$24.48
Options exercisable at June 30, 2010	26	$24.48
4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the six months ended June 30, 2010 in its stock ownership and believe the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

Odimo, Incorporated
Notes to Condensed Financial Statements
(Unaudited)
5. RELATED PARTY TRANSACTIONS
Services Contributed by Stockholders — During the six months ended June 30, 2010, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($28,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the six months ended June 30, 2010.
6. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the condensed financial statements were issued. No events required disclosure.

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

Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009
     We generated no revenue during either the quarter ended June 30, 2010 or 2009.
     General and Administrative Expenses. General and administrative expenses for the quarters ended June 30, 2010 and 2009 were $28,000 and $22,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the quarter ended June 30, 2010 was $28,000 compared to $22,000 for the quarter ended June 30, 2009.
Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
     We generated no revenue for the six months ended June 30, 2010 or 2009.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $53,000 compared to $54,000 for the six months ended June 30, 2009. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the six months ended June 30, 2010 was $53,000 compared to a net loss of $54,000 for the six months ended June 30, 2009.
Liquidity and Capital Resources
     As of June 30, 2010, we had cash of approximately $97,000 and total liabilities of $243,000 compared to cash of $122,000 and total liabilities of $243,000 as of December 31, 2009.
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
Discussion of Cash Flows
     Net cash used in operating activities for the six months ended June 30, 2010 was $25,000 compared to $29,000 for the six months ended June 30, 2009.
     Net cash provided by financing activities for the six months ended June 30, 2010 was $0 and $50,000 in the six months ended June 30, 2009 from the sale of common stock.
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of June 30, 2010, we had $97,000 of cash compared to $122,000 of cash as of December 31, 2009.

     Until required for other purposes, our cash are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
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
Critical Accounting Policies and Estimates
     Our unaudited/condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     While our significant accounting policies are described in more detail in Note 1 to our unaudited/condensed financial statements included in this report, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.
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

ODIMO INCORPORATED Registrant
Date: August 13, 2010	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)