Form 10-Q
period 2010-09-30
Odimo INC
filed 2011-02-10
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes   ☑       No   ☐
As of November 10, 2010, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
Odimo Incorporated
CONDENSED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$83	$122

Total	$83	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities	$243	$243

Commitments, Contingencies and Subsequent Events

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,569	104,527
Accumulated deficit	(104,739)	(104,658)

Total stockholders’ deficiency	(160)	(121)

Total	$83	$122

See notes to unaudited condensed financial statements.

Odimo Incorporated
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—

Operating expenses	28	(91)	81	(37)

Total operating expenses	28	(91)	81	(37)

Income (Loss) from Operations	(28)	91	(81)	37

Other Income (Expense):
Interest expense, net	—	—	—	—

Net Income (Loss)	$(28)	$91	$(81)	$37

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086	11,086	10,354

See notes to unaudited condensed financial statements.

Odimo Incorporated
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(81)	$37
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charge in lieu of compensation contributed by officer and related party	42	42
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	—	4
Decrease in accounts payable	—	(7)

Net cash provided by (used in) operating activities	(39)	76

Cash Flows from Investing Activities:
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	50

Net cash provided by financing activities	—	50

Net (Decrease) Increase in Cash	(39)	126

Cash, Beginning	122	1

Cash, Ending	$83	$127

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Nine Months Ended September 30, 2010
(in thousands, except per share data)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficiency

BALANCE-December 31, 2009	11,086	$10	$104,527	$(104,658)	$(121)

Credits arising from services contributed by related parties	—	—	42	—	42
Net Loss				(81)	(81)

BALANCE-September 30, 2010 (Unaudited)	11,086	$10	$104,569	$(104,739)	$(160)

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED
Notes to Condensed Financial Statements
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements-The interim financial statements as of September 30, 2010, and for the periods ended September 30, 2010 and 2009, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of September 30, 2010 and the results of its operations and its cash flows for the periods ended September 30, 2010 and 2009. These results are not necessarily indicative of the results expected for the year ending December 31, 2010. The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies
Business — The Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
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
Income Taxes — The Company accounts for income taxes in accordance with the provisions of ASU 740 which requires an asset and liability approach. Under this method, a deferred tax asset or liability is recognized with respect to all temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and with respect to the benefit from utilizing tax loss carryforwards. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain.
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

ODIMO INCORPORATED
Notes to Condensed Financial Statements
(unaudited)
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
3. STOCK OPTION PLAN
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the nine months ended September 30, 2010:

September 30, 2010
Weighted
Average
Exercise
	Options	Price
Outstanding at beginning of year	26	$24.48
Granted	—	—
Exercised	—	—
Expired	(26)	$(24.48)

Outstanding at September 30, 2010	—	$—

Options exercisable at September 30, 2010	—	$—

4. INCOME TAXES
Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company has preliminarily internally reviewed the applicability of the annual limitations imposed by Section 382 caused by changes that occurred prior to, as well as, during the nine months ended September 30, 2010 in its stock ownership and believe the availability of the net operating loss carryforwards is substantially limited. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

ODIMO INCORPORATED
Notes to Condensed Financial Statements
(unaudited)
5. RELATED PARTY TRANSACTIONS
Services Contributed by Stockholders — During the nine months ended September 30, 2010, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($42,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the nine months ended September 30, 2010.
6. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the condensed financial statements were issued.
     On October 29, 2010, we entered into a Share Exchange Agreement with Standard Crushed Stone Industry Limited, a Cayman Islands company (SCSI”) and its sole shareholder Republic Rock United Industry Limited, a BVI company (“Republic Rock ”). On November 11, 2010, we closed the transactions under the Share Exchange Agreement and acquired from Republic Rock all of the outstanding shares of SCSI through the issuance of 235,281,759 shares of Odimo Common Stock (the “Reverse Merger”). SCSI, through its affiliated entities located and operating in the Shiyan Region of the People’s Republic of China, is engaged in the manufacture and distribution of cement and cement products.
     On February 4, 2011 the parties rescinded the Share Exchange Agreement and voided ab initio, the Reverse Merger (the “Rescission”). In January 2011, Odimo was advised by local governmental authorities in the Hubei Province of the People’s Republic of China (“PRC”) that its application made under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”) had not been approved (the “Non-Approval”). As a result of the Non-Approval, Odimo is precluded from engaging in equity financing outside of China for Hubei Jinlong Cement Company (“Hubei Jinlong”), the PRC company whose business operations had become controlled by Odimo pursuant to the Reverse Merger and accordingly Hubei Jinlong would not be able to carry out its business plan. The parties to the Share Exchange Agreement determined that it was fair to and in the best interests of their respective corporations and shareholders to rescind the Exchange Agreement and unwind the Reverse Merger and the other transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in the Rescission Agreement. A majority of the Company’s shareholders also approved the Rescission Agreement.
     Pursuant to the Rescission, Odimo returned to Republic Rock all shares of Standard Crushed acquired under the Share Exchange Agreement and all 235,281,759 shares of common stock of Odimo issued in connection with the Reverse Merger were returned to Odimo.
     As a result of the Rescission, Odimo has resumed its status as a shell company and will seek to effect a merger, acquisition or other business combination with an operating company, including an operating company based in China, by using a combination of capital stock, cash on hand, or other funding sources, if available, Alan Lipton is the sole member of the Company’s Board of Directors and Amerisa Kornblum is the Company’s President and Chief Financial Officer. The Reverse Merger, as well as any action taken by the Company subsequent to the Reverse Merger, is null and void as if it never occurred. Standard Crushed is not now and as a result of the Rescission has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Exchange Agreement and reverse merger.
     In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. The Company used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $5000 of cash on hand as of February 4, 2011. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy its future liabilities. Such additional capital may not be available timely or on terms acceptable to the Company, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

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
Recent Development
     On October 29, 2010, we entered into a Share Exchange Agreement with Standard Crushed Stone Industry Limited, a Cayman Islands company (SCSI”) and its sole shareholder Republic Rock United Industry Limited, a BVI company (“Republic Rock ”). On November 11, 2010, we closed the transactions under the Share Exchange Agreement and acquired from Republic Rock all of the outstanding shares of SCSI through the issuance of 235,281,759 shares of Odimo Common Stock (the “Reverse Merger”). SCSI, through its affiliated entities located and operating in the Shiyan Region of the People’s Republic of China, is engaged in the manufacture and distribution of cement and cement products.
     On February 4, 2011 the parties rescinded the Share Exchange Agreement and voided ab initio, the Reverse Merger (the “Rescission”). In January 2011, Odimo was advised by local governmental authorities in the Hubei Province of the People’s Republic of China (“PRC”) that its application made under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”) had not been approved (the “Non-Approval”). As a result of the Non-Approval, Odimo is precluded from engaging in equity financing outside of China for Hubei Jinlong Cement Company (“Hubei Jinlong”), the PRC company whose business operations had become controlled by Odimo pursuant to the Reverse Merger and accordingly Hubei Jinlong would not be able to carry out its business plan. The parties to the Share Exchange Agreement determined that it was fair to and in the best interests of their respective corporations and shareholders to rescind the Exchange Agreement and unwind the Reverse Merger and the other transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in the Rescission Agreement. A majority of the Company’s shareholders also approved the Rescission Agreement.
     Pursuant to the Rescission, Odimo returned to Republic Rock all shares of Standard Crushed acquired under the Share Exchange Agreement and all 235,281,759 shares of common stock of Odimo issued in connection with the Reverse Merger were returned to Odimo.
     As a result of the Rescission, Odimo has resumed its status as a shell company and will seek to effect a merger, acquisition or other business combination with an operating company, including an operating company based in China, by using a combination of capital stock, cash on hand, or other funding sources, if available, Alan Lipton is the sole member of the Company’s Board of Directors and Amerisa Kornblum is the Company’s President and Chief Financial Officer. The Reverse Merger, as well as any action taken by the Company subsequent to the Reverse Merger, is null and void as if it never occurred. Standard Crushed is not now and as a result of the Rescission has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Exchange Agreement and reverse merger.
     In connection with the closing of the Reverse Merger, we expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. We used another $50,000 to cover legal fees of Hubei Jinlong, resulting in us having approximately $5000 of cash on hand as of February 4, 2011. We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
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
Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009
     General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2010 were $28,000 as compared to $21,000 for the quarter ended September 30, 2009, before giving consideration to the $112,000 cash refund we received for Delaware State franchise fees. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Income(Loss). Net loss for the quarter ended September 30, 2010 was $28,000 compared to net income, including a cash refund for franchise fees of $112,000, of $91,000 for the quarter ended September 30, 2009.
Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $81,000 compared to $75,000, excluding a refund for franchise taxes of $112,000 for the nine months ended September 30, 2009. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Income (Loss). Net loss for the nine months ended September 30, 2010 was $81,000 compared to net income for the nine months ended September 30, 2009 of $37,000, which net income included a cash refund of approximately $112,000 for franchise fees received during the third quarter of 2009.
Liquidity and Capital Resources
     As of September 30, 2010, we had cash of approximately $83,000 and total liabilities of $243,000 compared to cash of $122,000 and total liabilities of $243,000 as of December 31, 2009.
Discussion of Cash Flows
     Net cash used in operating activities for the nine months ended September 30, 2010 was $39,000 compared to net cash provided by operating activities of $76,000 for the nine months ended September 30, 2009.
     Net cash provided by financing activities for the nine months ended September 30, 2010 was $0. Net cash provided by financing activities for the nine months ended September 30, 2009 was $50,000 from the sale of common stock.
     Net cash provided by investing activities for the nine months ended September 30, 2010 and September 30, 2009 was $0 and $0, respectively.

Liquidity Sources
     Our current source of liquidity consists of cash on hand. As of September 30, 2010, we had $83,000 of cash compared to $122,000 of cash as of December 31, 2009.
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
     During the nine months ended September 30, 2010, we funded our operations with cash on hand.
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

ODIMO INCORPORATED Registrant
Date: February 9, 2011	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)