Form 10-K
period 2010-12-31
Odimo INC
filed 2011-03-31
CIK 1292026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☑ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2010 as reported by the OTCBB was approximately $706,325. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 25, 2011, 11,086,575 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ODIMO INCORPORATED
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2010

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
ITEM 1. BUSINESS
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Odimo”, “we”, “our”, “ours”, and “us” refers to Odimo Incorporated , a Delaware corporation.
Recent Developments
     On October 29, 2010, we entered into a Share Exchange Agreement with Standard Crushed Stone Industry Limited, a Cayman Islands company (SCSI”) and its sole shareholder Republic Rock United Industry Limited, a BVI company (“Republic Rock “). On November 11, 2010, we closed the transactions under the Share Exchange Agreement and acquired from Republic Rock all of the outstanding shares of SCSI in exchange for the issuance of 235,281,759 shares of Odimo Common Stock (the “Reverse Merger”). SCSI, through its affiliated entities located and operating in the Shiyan Region of the People’s Republic of China, is engaged in the manufacture and distribution of cement and cement products.
     On February 4, 2011 the parties rescinded the Share Exchange Agreement and voided ab initio, the Reverse Merger (the “Rescission”). In January 2011, we were advised by local governmental authorities in the Hubei Province of the People’s Republic of China (“PRC”) that our application made under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”) had not been approved (the “Non-Approval”). As a result of the Non-Approval, Odimo is precluded from engaging in equity financing outside of China for Hubei Jinlong Cement Company (“Hubei Jinlong”), the PRC company whose business operations had become controlled by Odimo pursuant to the Reverse Merger and accordingly Hubei Jinlong would not be able to carry out its business plan. The parties to the Share Exchange Agreement determined that it was fair to and in the best interests of their respective corporations and shareholders to rescind the Share Exchange Agreement and unwind the Reverse Merger and the other transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in the Rescission Agreement.
     Pursuant to the Rescission, we returned to Republic Rock all shares of Standard Crushed we acquired under the Share Exchange Agreement and all 235,281,759 shares of common stock of Odimo issued in connection with the Reverse Merger were returned to us.
     As a result of the Rescission, Odimo resumed its status as a shell company and will seek to effect a merger, acquisition or other business combination with an operating company, including an operating company based in China, by using a combination of capital stock, cash on hand, or other funding sources, if available, Alan Lipton is the sole member of our Board of Directors and Amerisa Kornblum is our President and Chief Financial Officer. The Reverse Merger, as well as any action taken by the Company subsequent to the Reverse Merger, is null and void as if it never occurred. Standard Crushed is not now and as a result of the Rescission has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Share Exchange Agreement and Reverse Merger.
     In connection with the closing of the Reverse Merger, we expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. We used another $50,000 to cover legal fees of Hubei Jinlong, resulting in us having approximately $3,000 of cash on hand as of February 4, 2011. We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
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
     Cessation of Online Retailing Business of the Company
     Prior to May 2006, we were an online retailer of high quality diamonds and fine jewelry, current season brand name watches and luxury goods through three websites, www.diamond.com, www.worldofwatches.com and www.ashford.com. In May 2006, we sold assets related to our online diamond and jewelry business operations, including our domain name www.diamond.com . In December 2006, we sold assets related to our online watch business operations, including our domain name www.worldofwatches.com . In April 2007, we sold our domain name www.ashford.com and related intellectual property rights, product images and other intangibles.
     Other than Amerisa Kornblum, our President and Chief Executive Officer, who, commencing in 2008, serves the Company for no compensation, we have no full time employees.
Going Concern
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2010, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
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
     You should carefully consider the risks and uncertainties described below, together with all other information included in this report, including the financial statements and the related notes herein, as well as in our other public filings, before making any investment decision regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our stock could decline and you could lose all or part of your investment.
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
     If we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt, including loans from related parties. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities. Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2010, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
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
     Elao, LLC, a limited liability company controlled by Alan Lipton and a trust established for the benefit of Mr. Lipton’s child together own approximately 38.5% of our outstanding voting stock. Two other stockholders control an additional 34.78% of our outstanding common stock. Accordingly, each of these stockholders will have significant influence over the management and affairs of Odimo and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Odimo or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, these stockholders may take actions that Odimo’s other stockholders do not view as beneficial.

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
ITEM 2. PROPERTIES
     Our corporate office address is 9858 Clint Moore Road, Boca Raton, Florida, 33496 where we lease approximately 200 square feet pursuant to a month to month agreement. We pay approximately $200 per month for this space.
ITEM 3. LEGAL PROCEEDINGS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock was quoted for trading on the Nasdaq National Market from February 15, 2005 through August 13, 2006 and has been quoted for trading on the OTCBB since August 14, 2006 under the symbol ODMO. Prior to February 15, 2005, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the quarterly periods for fiscal years 2010 and 2009. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2009	.025	.011
Second Quarter 2009	.025	.015
Third Quarter 2009	.06	.015
Fourth Quarter 2009	.08	.016

First Quarter 2010	.12	.040
Second Quarter 2010	.25	.060
Third Quarter 2010	.24	.115
Fourth Quarter 2010	.25	.13
     The approximate number of holders of record of our common stock as of March 25, 2011 is 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
Dividend Policy
     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan
     The following table details our equity compensation plan as of December 31, 2010:
2010 EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of
securities
remaining
	(a)	(b)	available
	Number of	Weighted-	for future
	securities to be	average	issuance
	issued upon	exercise price	under equity
	exercise of	of	compensation plan
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
Plan Category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	0	$0	559,391
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0	559,391
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
     Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2010, our financial statements reflect negative working capital and a stockholders’ equity deficiency.
     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Comparison of Years Ended December 31, 2010 and 2009
     General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2010 and 2009 were $175,000 and $95,000, respectively. During 2010, such expenses consisted primarily of rent, accounting and other general and administrative expenses and expenses associated with the Reverse Merger. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.
     Net Income(Loss). Net loss for the year ended December 31, 2010 was $175,000 compared to net income of $17,000 as of December 31, 2009, which included a cash refund for franchise fees of $110,000.
Liquidity and Capital Resources
     As of December 31, 2010, we had cash of approximately $3,000 and total liabilities of approximately $243,000. On March 2, 2009 we sold 3,333,333 newly issued shares of our common stock, par value $.001, to four investors for a gross purchase price of $50,000 which is being used for working capital. An entity controlled by Alan Lipton, our Chairman of the Board purchased 1,000,000 of these shares. There were no underwriting discounts or commissions paid in connection with the sale of these shares. We intend to continue devoting substantially all of our time to identifying merger or acquisition candidates. In the event we locate an acceptable operating business, we intend to effect the transaction utilizing any combination of our Common Stock, cash on hand, or other funding sources that we reasonably believe are available. However, there can be no assurances that we will be able to consummate a merger or acquisition of an operating business on terms favorable to us, if at all, or that other funding sources will be available. If such shares of Common Stock are issued, our stockholders will experience a dilution of their ownership interest. If a substantial number of shares of common stock are issued in connection with a business combination, a change in control may occur.
Discussion of Cash Flows
     Net cash used in operating activities for the year ended December 31, 2010 was $119,000 compared to net cash provided by operating activities for the year ended December 31, 2009 of $71,000 due to the cash refund received of approximately $110,000 in 2009.
     Net cash provided by investing activities in the years ended December 31, 2010 and 2009 was $0. Net cash provided by financing activities in the year ended December 31, 2010 was $0 as compared to $50,000 of net cash provided by financing activities in the year ended December 31, 2009. Net cash provided by financing activities in 2009 was related to proceeds from sale of common stock.
Liquidity Sources
     Our current source of liquidity consists of cash on hand. As of December 31, 2010, we had $3,000 of cash on hand.

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
Recently Issued Accounting Pronouncements
     In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance
     In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.
     In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have any impact on our disclosures relating to our VIE activity and our financial statements.
Accounting Guidance Not Yet Effective
     In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our financial statements.
     In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our on our financial statements.
     Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
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

ITEM 9A. CONTROLS AND PROCEDURES
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
     Due to the material weakness (discussed below in subsection c of this Item), our disclosure controls and procedures were not effective as of December 31, 2010 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010 because we create, review and process financial data without internal independent review.
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

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth our executive officer and director, their ages and present positions with Odimo as of March 20, 2011. There are currently no committees of the Board of Directors.

Name	Age	Position
Alan Lipton	60	Director

Amerisa Kornblum	49	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
     Alan Lipton was our Chairman of our Board of Directors from May 2004 and a member of our Board of Directors from November 1999 through November 11, 2010, the date of the closing of the Reverse Merger. Mr. Lipton resumed his tenure as a director on February 4, 2011 in connection with the Rescission of the Reverse Merger. From November 1999 through May 11, 2006, Mr. Lipton was our Chief Executive Officer and President. In 1994, Mr. Lipton founded the Lipton Foundation, a philanthropic organization. From 1994 to the present, Mr. Lipton has been involved with the Lipton Foundation and in various real estate development projects in South Florida. We believe Mr. Lipton’s business experience, including experience in public companies qualifies him to serve on our Board of Directors.
     Amerisa Kornblum was our Chief Financial Officer and Treasurer from November 1999, our Secretary from November 2005 and our Chief Executive Officer and President from January 2007 through November 11, 2010, the date of the closing of the Reverse Merger. Ms. Kornblum resumed her status as President, Chief Financial Officer, Secretary and Treasurer on February 4, 2011 in connection with the Rescission of the Reverse Merger. Ms. Kornblum is a certified public accountant in the State of Florida.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2010.
Code of Conduct and Ethics
     Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the Nasdaq Rules. Upon written request to our Corporate Secretary, Odimo Incorporated , 9858 Clint Moore Road, Boca Raton, FL, we will provide, without charge, any person with a copy of our Code of Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
     Except for the period from November 11, 2010 (the date of the closing of the Reverse Merger) through February 4, 2011 (the date of the Rescission of the Reverse Merger) since January 2007, Amerisa Kornblum has been our only executive officer. From January 2007 through December 2007, we paid Ms. Kornblum $2,500 per month. Commencing January 2008, Ms. Kornblum agreed to continue to serve in her capacity as our sole executive officer for no compensation. Since January 2007, Ms. Kornblum has served us as our sole executive officer with no written employment agreement. Due to our severely limited resources we are unable to attract other executive talent and we are unable to offer any compensation to

Ms. Kornblum. While we have, in the past and may in the future grant stock options as a means to attract and provide equity incentives to executives, no options have been granted since 2004 and all options that have heretofore been granted to prior executive officers have been cancelled.
     Amerisa Kornblum, our sole executive officer (the “Named Executive”) was paid no compensation and no amounts were accrued for her services during 2009 and 2010.
Stock Options /Equity Awards
     No stock options or equity awards were granted, exercised or outstanding in favor of any of the Named Executive during our fiscal year ended December 31, 2010.
Pension Benefits
     We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.
Nonqualified Deferred Compensation
     We do not have any plan that provides for deferred compensation.
Stock Ownership Guidelines
     We have not implemented stock ownership guidelines for our executive officers.
Director Compensation
     We do not pay our directors compensation but have in the past, reimbursed directors for certain expenses incurred by them in connection with their duties to the Company.
Communications with Director
     Stockholders may communicate with Alan Lipton, the sole member of our Board of Directors by sending a letter addressed to him in care of Amerisa Kornblum, our Corporate Secretary, Odimo Incorporated, 9858 Clint Moore Road, Boca Raton, FL, in an envelope clearly marked “Stockholder Communication.” Ms. Kornblum will forward such correspondence unopened to Mr. Lipton. If multiple communications are received on a similar topic, Ms. Kornblum may, in her discretion, forward only representative correspondence.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of March 25, 2011, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) the Named Executive, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
     Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them and their address is our address.
     Applicable percentage ownership in the following table is based on 11,086,575 shares of common stock outstanding as of March 25, 2011.

PRINCIPAL STOCKHOLDERS

	SHARES
	BENEFICIALLY
BENEFICIAL OWNER	OWNED	PERCENTAGE
5% Stockholders
ELAO, LLC (1) c/o Alan Lipton	3,096,058	27.93%

Lily Maya Lipton Family Trust (1) c/o Alan Lipton, Trustee	4,274,629	38.56%

Relao 2, LLC (4) c/o Charles Rennert 100 SE 2nd Street 2900 Miami FL 33131	1,178,571	10.63%

Bruce Galloway (3) Gary Herman (3) c/o Galloway Capital Management, LLC 720 Fifth Avenue, New York, NY 10019	2,678,327	24.15%

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton (1) (2)	4,274,629	38.56%
Amerisa Kornblum (4)	178,571	1.6%

All directors and executive officers as a group (2 persons)	4,281,127	38.62%

(1)	Lily Maya Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power over the shares owned by Elao, LLC. Alan Lipton has shared voting and dispositive over the shares owned by the Lily Trust.

(2)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.

(3)	Represents 816,482 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account which Mr. Galloway has sole power to vote and dispose, 61,450 shares of Common Stock held by Mr. Galloway’s children for which he has the sole power to vote and dispose, and 1,800,395 shares of Common Stock held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) for which Messrs. Galloway and Herman have the shared power to vote and dispose. Messrs. Galloway and Herman are managing members of Galloway Capital Management, LLC, the general partner of STEP. Messrs. Galloway and Herman disclaim beneficial ownership of the shares of Common Stock directly beneficially owned by STEP except for: (i) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (ii) the indirect interests of Mr. Galloway by virtue of his being a limited partner of STEP.

(4)	Does not include shares held by Elao, LLC. Each of Ms. Kornblum and an entity , the principals of which are the same principals of Relao 2, LLC have a contingent contractual right to receive 33.3% of the proceeds upon sale of these shares. The principals of Relao, LLC and Relao 2, LLC are shareholders, directors and officers of Berman Rennert Vogel & Mandler, P.A., a law firm who has and continues to provide legal services to the Company.
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
     Our Board of Directors, which only consists of one person is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general under regulations promulgated by the SEC, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more. In reviewing and approving any related party transaction or material amendment to any such transaction, the Board of Directors must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.
Director Independence
     Alan Lipton is the sole member of our Board of Directors. He is not an “independent director” as that term is defined in the listing standards of the American Stock Exchange. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Effective December 3, 2010, MarcumRachlin, a division of Marcum LLP (“MarcumRachlin”) was dismissed as our certifying independent accountant. The Board of Directors (“Board”) of the Company approved such dismissal on December 3, 2010. MarcumRachlin was engaged as the Company’s auditors for the fiscal year ended December 31, 2009.
     MarcumRachlin’s report on the Registrant’s financial statements for the two years ended December 31, 2009 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as audit scope, or accounting principles, but included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
     For the two years ended December 31, 2009 and through the date of their dismissal, there were no disagreements with MarcumRachlin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MarcumRachlin would have caused it to make reference to this subject matter of the disagreements in connection with its report, nor were there any “reportable events” as such term as described in Item 304(a)(1)(v) of Regulation S-K.
     Effective on December 3, 2010, PMB Helin Donovan, LLP (“PMBHD”), was engaged to serve as our independent certifying accountant to audit our financial statements.
     Prior to engaging PMBHD, we had not consulted PMBHD regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with PMBHD regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Audit and Non-Audit Fees
     The following table sets forth fees billed to us by MarcumRachlin for services provided during the period for the year ended December 31, 2009 and for the period from January 1, 2010 through December 3, 2010, respectively:

	2009	Thru Dec 3, 2010
Audit Fees	$25,000	$30,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees (1)	0	7,000

Total	$25,000	$37,000

(1)	Consists of fees related to due diligence activities relating to the Reverse Merger.
     The following table sets forth fees billed to us by PMB Helin Donovan, LLP for services provided from December 3, 2010 through December 31, 2010:

From Dec. 3 thru Dec. 31, 2010
Audit Fees	$2,000
Audit Related Fees	0
Tax Fees	0
All Other Fees	0

Total	$2,000
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
     All Other Fees. Other than fees for due diligence services performed by MarcumRachlin in connection with the Reverse Merger , Odimo did not incur any additional fees under this category.
Board Pre-Approval Policies And Procedures
     We do not have an Audit Committee. The Board of Directors’ policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Board regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2010, all services were pre-approved by the Board in accordance with this policy.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report.
     1. The following financial statements of Odimo Incorporated and Report of PMB Helin Donavan, LLP and MarcumRachlin, a division of Marcum LLP independent registered public accounting firm, are included in this report:
     2. Financial statement schedule: None.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
23.1 (1)	Consent of PMB Helin Donavan LLP

23.2 (1)	Consent of Marcum LLP

31.1 (1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2 (1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1 (1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED
Dated: March 30, 2011	By:	/s/ Amerisa Kornblum
		Name:	Amerisa Kornblum
		Title:	Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer ( Principal Executive and Principal Financial and Accounting Officer )	March 30, 2011

/s/ Alan Lipton Alan Lipton	Sole Director	March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
of Odimo Incorporated:
We have audited the accompanying balance sheet of Odimo Incorporated (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odimo Incorporated as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred recurring operating losses and has a negative working capital at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PMB Helin Donovan, LLP
Spokane, WA
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the
Board of Directors and Shareholders
of Odimo Incorporated
We have audited the accompanying balance sheet of Odimo Incorporated (the “Company”) as of December 31, 2009 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odimo Incorporated, as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 29, 2010

Odimo, Incorporated
BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$3	$122
Total current assets	3	122

Total Assets	$3	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$230	$230
Accrued liabilities	10	10
Note payable, related party	3	3

Total current liabilities	$243	$243

TOTAL LIABILITIES	$243	$243

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,583	104,527
Accumulated deficit	(104,833)	(104,658)

TOTAL STOCKHOLDERS’ DEFICIENCY	(240)	(121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3	$122

See notes to financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009
Revenues	$—	$—

Operating expenses	175	(17)

Total operating expenses	175	(17)

Income (Loss) from Operations	(175)	17

Other Income (Expense):	—	—

Net Income (Loss)	$(175)	$17

Net Income (Loss) per Common Share
Basic and diluted	$(0.02)	$0.00

Weighted Average Number of Shares:
Basic and diluted	11,086	10,539

See notes to financial statements.

Odimo, Incorporated
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(175)	$17
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charge in lieu of compensation contributed by officer and related party	56	56
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	—	4
Increase (decrease) in:
Accounts payable	—	(6)

Net cash provided by (used in) operating activities	(119)	71

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	50

Net cash provided by financing activities	—	50

Net Increase (Decrease) in Cash and Cash Equivalents	(119)	121

Cash and Cash Equivalents, Beginning	122	1

Cash and Cash Equivalents, Ending	$3	$122

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

See notes to financial statements.

Odimo, Incorporated
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(in thousands, except per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficiency
BALANCE-December 31, 2008	7,753	$7	$104,424	$(104,675)	$(244)

Sale of common stock	3,333	3	47	—	50

Credits arising from services contributed by related parties	—	—	56	—	56

Net Income	—	—	—	17	17

BALANCE-December 31, 2009	11,086	$10	$104,527	$(104,658)	$(121)

Credits arising from services contributed by related parties	—	—	56	—	56

Net Loss	—	—	—	(175)	(175)

BALANCE-December 31, 2010	11,086	$10	$104,583	$(104,833)	$(240)

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
Stock-Based Compensation
     The Company accounts for all share-based payment transactions using a fair-value based measurement method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. The fair value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.
Recently Issued Accounting Pronouncements
     In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Guidance
     In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair

ODIMO INCORPORATED
Notes to Financial Statements
value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.
     In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have any impact on our disclosures relating to our VIE activity and our financial statements.
Accounting Guidance Not Yet Effective
     In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our financial statements.
     In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our on our financial statements.
     Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
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
     The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2010 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2010, its financial statements reflected negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3. REVERSE MERGER
     On October 29, 2010, the Company entered into a Share Exchange Agreement with Standard Crushed Stone Industry Limited, a Cayman Islands company (SCSI”) and its sole shareholder Republic Rock United Industry Limited, a BVI company (“Republic Rock “). On November 11, 2010, the Company closed the transactions under the Share Exchange Agreement and acquired from Republic Rock all of the outstanding shares of SCSI in exchange for the issuance of 235,281,759 shares of Odimo Common Stock (the “Reverse Merger”). SCSI, through its affiliated entities located and operating in the Shiyan Region of the People’s Republic of China, is engaged in the manufacture and distribution of cement and cement products.
     On February 4, 2011 the parties rescinded the Share Exchange Agreement and voided ab initio, the Reverse Merger (the “Rescission”). In January 2011, the Company was advised by local governmental authorities in the Hubei Province of the People’s

ODIMO INCORPORATED
Notes to Financial Statements
Republic of China (“PRC”) that its application made under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”) had not been approved (the “Non-Approval”). As a result of the Non-Approval, Odimo is precluded from engaging in equity financing outside of China for Hubei Jinlong Cement Company (“Hubei Jinlong”), the PRC Company whose business operations had become controlled by Odimo pursuant to the Reverse Merger and accordingly Hubei Jinlong would not be able to carry out its business plan. The parties to the Share Exchange Agreement determined that it was fair to and in the best interests of their respective corporations and shareholders to rescind the Share Exchange Agreement and unwind the Reverse Merger and the other transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in the Rescission Agreement.
     Pursuant to the Rescission, the Company returned to Republic Rock all shares of Standard Crushed it acquired under the Share Exchange Agreement and all 235,281,759 shares of common stock of Odimo issued in connection with the Reverse Merger was returned to the Company.
     As a result of the Rescission, Odimo resumed its status as a shell company and will seek to effect a merger, acquisition or other business combination with an operating company, including an operating company based in China, by using a combination of capital stock, cash on hand, or other funding sources, if available, Alan Lipton is the sole member of our Board of Directors and Amerisa Kornblum is our President and Chief Financial Officer. The Reverse Merger, as well as any action taken by the Company subsequent to the Reverse Merger, is null and void as if it never occurred. Standard Crushed is not now and as a result of the rescission has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Share Exchange Agreement and Reverse Merger.
     In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $3,000 of cash on hand as of February 4, 2011. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.
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
There were no stock options granted to non-employees during 2010 and 2009.
The stock option transactions related to the Plan are summarized as follows (in thousands, except weighted average exercise price) for the year ended December 31, 2010:

December 31, 2010
Weighted
Average
Exercise
	Options	Price
Outstanding at beginning of year	26	$24.48
Granted	—	—
Exercised	—	—
Expired	26	$24.48

Outstanding at December 31, 2010	—	$—

Options exercisable at December 31, 2010	—

ODIMO INCORPORATED
Notes to Financial Statements
5. INCOME TAXES
A reconciliation of the changes to the statutory Federal income tax rate to the effective income tax rate for the years ended December 31 is as follows (in thousands, except tax rates):

	2010		2009
	Amount	Rate	Amount	Rate
Income taxes at statutory rate	$(40)	34.0%	$6	34.0%
State income taxes, net of federal benefit	(6)	3.6	1	3.6
Increase in taxes:
Penalties and fines	—	0.0	—	(0.0)
Meals and entertainment	—	0.0	—	0.0
Adjustment of deferred balances	—	0.0	—	0.0
Valuation allowance	46	(37.6)	(7)	(37.6)

	$—	—%	$—	—%

     The Company has net operating loss carryforwards of approximately $78,200 of December 31, 2010. The Company’s net operating loss carryforwards will expire beginning in 2019 through 2029. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $29,040 and $29,000 was established as of December 31, 2010 and 2009 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.
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
Services Contributed by Stockholders —During the years ended December 31, 2010 and 2009, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party $56,000 has been charged to expense and to additional paid in capital in the accompanying financial statements for each of the years ended December 31, 2010 and 2009.

ODIMO INCORPORATED
Notes to Financial Statements
7. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the condensed financial statements were issued. No events required disclosure.