Form 10-Q
period 2011-03-31
Odimo INC
filed 2011-05-16
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes   ☑       No   ☐
As of May 12, 2011, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

Odimo, Incorporated
BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$5	$3

Total Assets	$5	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$—	$230
Accrued liabilities	16	10
Note payable, related party	3	3

Total current liabilities	19	243

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,597	104,583
Accumulated deficit	(104,621)	(104,833)

Total stockholders’ deficiency	(14)	(240)

Total liabilities and stockholders’ deficiency	$5	$3

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$—	$—

Operating expenses	18	25

Total operating expenses	18	25

Loss from Operations	(18)	(25)

Other Income (Expense):
Gain on cancellation of liability	230	—

Net Income (Loss)	$212	$(25)

Net Income (Loss) per Common Share
Basic and diluted	$0.02	$(0.00)

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$212	$(25)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Charge in lieu of compensation contributed by officer and related party	14	14
Gain on cancellation of liability	(230)	—
Changes in operating assets and liabilities:
(Increase) decrease in:

Increase (decrease) in:
Accrued liabilities	6	—

Net cash provided by (used in) operating activities	2	(11)

Cash Flows from Investing Activities:
	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
	—	—

Net cash provided by financing activities	—	—

Net Increase (decrease) in Cash and Cash Equivalents	2	(11)

Cash and Cash Equivalents, Beginning	3	122

Cash and Cash Equivalents, Ending	$5	$111

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Taxes	$—	$—

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED
Notes to Unaudited Condensed Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements — The interim financial statements as of March 31, 2011, and for the periods ended March 31, 2011 and 2010, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2011 and the results of its operations and its cash flows for the periods ended March 31, 2011 and 2010. These results are not necessarily indicative of the results expected for the year ending December 31, 2011. The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies
Business — The Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
General and Administrative Expenses — General and administrative expenses include professional fees, insurance, rent, and other general corporate expenses.
Loss Per Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. The calculation of diluted loss per share was the same as the basic loss per share for each period presented since the Company has no common stock equivalents.
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

ODIMO INCORPORATED
Notes to Unaudited Condensed Financial Statements
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
     In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $5,000 of cash on hand as of March 31, 2011. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

ODIMO INCORPORATED
Notes to Unaudited Condensed Financial Statements
4. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — As of December 31, 2009, the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000 which bears interest at 4% and is due on demand. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities.
Services Contributed by Stockholders —During the three months ended March 31, 2011, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($14,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the three months ended March 31, 2011.
5. GAIN ON CANCELLATION OF LIABILITY
     During the three months ended March 31, 2011, the Company recorded income of $230,000 resulting from the write off of $230,000 of accounts payable. The Company determined to write off these accounts payable because it determined that the time allowed a creditor to collect upon these accounts payable (ie: the statute of limitations) had expired. This amount is included in other income in the Company’s statement of operations.
6. SUBSEQUENT EVENTS
     In May 2011, the Company borrowed the sum of $20,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. The Company is obligated to repay to Elao, LLC the $20,000 together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date it consummates a reverse merger transaction.

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
Rescission of Reverse Merger and Cessation of Online Retailing Business of the Company
     On October 29, 2010, we entered into a Share Exchange Agreement with Standard Crushed Stone Industry Limited, a Cayman Islands company (“SCSI”) and its sole shareholder Republic Rock United Industry Limited, a BVI company (“Republic Rock”). On November 11, 2010, we closed the transactions under the Share Exchange Agreement and acquired from Republic Rock all of the outstanding shares of SCSI in exchange for the issuance of 235,281,759 shares of Odimo Common Stock (the “Reverse Merger”). SCSI, through its affiliated entities located and operating in the Shiyan Region of the People’s Republic of China, is engaged in the manufacture and distribution of cement and cement products. On February 4, 2011 the parties rescinded the Share Exchange Agreement and voided ab initio, the Reverse Merger (the “Rescission”). In January 2011, we were advised by local governmental authorities in the Hubei Province of the People’s Republic of China (“PRC”) that our application made under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”) had not been approved (the “Non-Approval”). As a result of the Non-Approval, Odimo is precluded from engaging in equity financing outside of China for Hubei Jinlong Cement Company (“Hubei Jinlong”), the PRC company whose business operations had become controlled by Odimo pursuant to the Reverse Merger and accordingly Hubei Jinlong would not be able to carry out its business plan. The parties to the Share Exchange Agreement determined that it was fair to and in the best interests of their respective corporations and shareholders to rescind the Share Exchange Agreement and unwind the Reverse Merger and the other transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in the Rescission Agreement.
     Pursuant to the Rescission, we returned to Republic Rock all shares of Standard Crushed we acquired under the Share Exchange Agreement and all 235,281,759 shares of common stock of Odimo issued in connection with the Reverse Merger were returned to us. As a result of the Rescission, Odimo resumed its status as a shell company.

     The Reverse Merger, as well as any action taken by the Company subsequent to the Reverse Merger, is null and void as if it never occurred. Standard Crushed is not now and as a result of the Rescission has never been a subsidiary of the Company.
     In connection with the closing of the Reverse Merger, we expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. We used another $50,000 to cover legal fees of Hubei Jinlong. We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.
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
     Other than Amerisa Kornblum, our President and Chief Financial Officer, who, commencing in 2008, serves the Company for no compensation, we have no employees.
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
Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010
     We generated no revenue during either the quarter ended March 31, 2011 or 2010.
     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2011 were $18,000. General and administrative expenses for the quarter ended March 31, 2010 were $25,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.

     During the three months ended March 31, 2011, the Company recorded income of $230,000 resulting from the write off of $230,000 of accounts payable. The Company determined to write off these accounts payable because it determined that the time allowed a creditor to collect upon these accounts payable (ie: the statute of limitations) had expired. This amount is included in other income in the Company’s statement of operations.
     Net Loss. Net income for the quarter ended March 31, 2011 was $212,000 compared to a net loss of $25,000 for the quarter ended March 31, 2010.
Liquidity and Capital Resources
     As of March 31, 2011, we had cash of approximately $5,000 and total liabilities of $19,000 compared to cash of $3,000 and total liabilities of $243,000 as of December 31, 2010. In May 2011, we borrowed the sum of $20,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. We are obligated to repay to Elao, LLC the $20,000 together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction.
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
Discussion of Cash Flows
     Net cash provided by operating activities for the quarter ended March 31, 2011 was $2,000 compared to net cash used in operating activities for the quarter ended March 31, 2010 of $11,000.
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of March 31, 2011, we had $5,000 of cash compared to $3,000 of cash as of December 31, 2010.
     Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of ninety (90) days or less at the time of purchase.
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
     During the first quarter ended March 31, 2011, we funded our operations with cash on hand.
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
Recent Accounting Developments
     There were no recently issued accounting standards which we have not yet adopted that are expected to have a material effect on our financial condition, results of operations or cash flows.

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
     As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010, during the course of preparing our financial statements for the year ended December 31, 2010, we identified a material weakness in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our management, comprised solely of our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO/CFO has concluded that, due to the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

ODIMO INCORPORATED Registrant
Date: May 16, 2011	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)