Form 10-Q
period 2011-06-30
Odimo INC
filed 2011-08-11
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 11, 2011, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	1

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	10

ITEM 4. Controls and Procedures	10

PART II. OTHER INFORMATION

ITEM 6. Exhibits	10

SIGNATURES	12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Odimo, Incorporated
Balance Sheets
(in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$8	$3

Total Assets	$8	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$—	$230
Accrued liabilities	16	10
Note payable, related party	23	3

Total current liabilities	39	243

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,611	104,583
Accumulated deficit	(104,652)	(104,833)

Total stockholders’ deficiency	(31)	(240)

Total liabilities and stockholders’ deficiency	$8	$3

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—

Operating expenses	31	28	49	53

Total operating expenses	31	28	49	53

Loss from Operations	(31)	(28)	(49)	(53)

Other Income (Expense):
Gain on debt forgiveness	—	—	230	—

Net Income (Loss)	$(31)	$(28)	$181	$(53)

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$(0.00)	$0.02	$(0.00)

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086	11,086	11,086

See notes to unaudited condensed financial statements.

Odimo, Incorporated
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$181	$(53)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Charge in lieu of compensation contributed by officer and related party	28	28
Gain on forgiveness of debt	(230)
Changes in operating assets and liabilities:
Increase in:
Accrued liabilities	6	—

Net cash provided by (used in) operating activities	(15)	(25)

Cash Flows from Investing Activities:
	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Loan payable to stockholder	20	—

Net cash provided by financing activities	20	—

Net Increase (decrease) in Cash and Cash Equivalents	5	(25)

Cash and Cash Equivalents, Beginning	3	122

Cash and Cash Equivalents, Ending	$8	$97

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Income tax	$—	$—

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED
Notes to Unaudited Condensed Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements — The interim financial statements as of June 30, 2011, and for the periods ended June 30, 2011 and 2010, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of June 30, 2011 and the results of its operations and its cash flows for the periods ended June 30, 2011 and 2010. These results are not necessarily indicative of the results expected for the year ending December 31, 2011. The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies
Business — The Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10 Q are not meaningful to its future results.
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
     In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $8,000 of cash on hand as of June 30, 2011. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

ODIMO INCORPORATED
Notes to Unaudited Condensed Financial Statements
4. RELATED PARTY TRANSACTIONS
Note Payable to Related Party — In May 2011, the Company borrowed the sum of $20,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. The Company is obligated to repay to Elao, LLC the $20,000 together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date it consummates a reverse merger transaction.
In 2009, the Company had borrowed from Alan Lipton, its Chairman of the Board of Directors the sum of $3,000 which bears interest at 4% and is due on demand. The Company used the proceeds of the loans from Mr. Lipton for payment of its existing liabilities.
Services Contributed by Stockholders —During the six months ended June 30, 2011, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($28,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the six months ended June 30, 2011.
5. GAIN ON CANCELLATION OF LIABILITY
The Company recorded income of $181,000 resulting from the write off of $230,000 of accounts payable. The Company determined to write off these accounts payable because it determined that the time allowed a creditor to collect upon these accounts payable (i.e.: the statute of limitations) had expired. This amount is included in other income in the Company’s statement of operations.

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
Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010
     We generated no revenue during either the quarter ended June 30, 2011 or 2010.
     General and Administrative Expenses. General and administrative expenses for the quarters ended June 30, 2011 and 2010 were $31,000 and $28,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Loss. Net loss for the quarter ended June 30, 2011 was $31,000 compared to $28,000 for the quarter ended June 30, 2010.
Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
     We generated no revenue for the six months ended June 30, 2011 or 2010.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 were $49,000 compared to $53,000 for the six months ended June 30, 2010. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.
     Net Income (Loss). Net income for the six months ended June 30, 2011 was $181,000 compared to a net loss of $(53,000) for the six months ended June 30, 2010.
Liquidity and Capital Resources
     As of June 30, 2011, we had cash of approximately $8,000 and total liabilities of $39,000 compared to cash of $3,000 and total liabilities of $243,000 as of December 31, 2010. In May 2011, we borrowed the sum of $20,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. We are obligated to repay to Elao, LLC the $20,000 together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction.
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
Discussion of Cash Flows
     Net cash used in operating activities for the six months ended June 30, 2011 was $15,000 compared to $25,000 for the six months ended June 30, 2010.

     We had no net cash provided by financing activities for the six months ended June 30, 2011 or the six months ended June 30, 2010. .
Liquidity Sources
     Our current sources of liquidity consist of cash on hand. As of June 30, 2011, we had $8,000 of cash compared to $3,000 of cash as of December 31, 2010.
     Until required for other purposes, our cash is maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.
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
     During the six months ended June 30, 2010, we funded our operations primarily with cash on hand and from the net proceeds from the sale of shares.
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
PART II. OTHER INFORMATION
ITEM 6. Exhibits
(a) Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant
Date: August 11, 2011	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)