Form 10-Q
period 2011-09-30
Odimo INC
filed 2011-11-14
CIK 1292026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 10, 2011, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO INCORPORATED

Page

PART I. FINANCIAL INFORMATION	1

ITEM 1. Condensed Financial Statements	1

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	10

ITEM 4. Controls and Procedures	10

PART II. OTHER INFORMATION	10

ITEM 6. Exhibits	10

SIGNATURES	11

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

ODIMO, INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$2	$3

Total Assets	$2	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$—	$230
Accrued liabilities	16	10
Note payable, related party	23	3

Total current liabilities	39	243

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,625	104,583
Accumulated deficit	(104,672)	(104,833)

Total stockholders’ deficiency	(37)	(240)

Total liabilities and stockholders’ deficiency	$2	$3

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—
Operating expenses	20	28	69	81

Total operating expenses	20	28	69	81

Loss from Operations	(20)	(28)	(69)	(81)

Other Income (Expense):
Gain on debt forgiveness	—	—	230	—

Net Income (Loss)	$(20)	$(28)	$161	$(81)

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.01)

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086	11,086	11,086

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$161	$(81)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Charge in lieu of compensation contributed by officer and related party	42	42
Gain on forgiveness of debt	(230)	—
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued liabilities	6	—

Net cash used in operating activities	(21)	(39)

Cash Flows from Investing Activities:
	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Loan payable to related party	20	—

Net cash provided by financing activities	20	—

Net decrease in Cash and Cash Equivalents	(1)	(39)
Cash and Cash Equivalents, Beginning of period	3	122

Cash and Cash Equivalents, End of period	$2	$83

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Taxes	$—	$—

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED

Notes to Unaudited Condensed Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements — The interim financial statements as of September 30, 2011, and for the periods ended September 30, 2011 and 2010, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of September 30, 2011 and the results of its operations and its cash flows for the periods ended September 30, 2011 and 2010. These results are not necessarily indicative of the results expected for the year ending December 31, 2011. The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

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

In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $2,000 of cash on hand as of September 30, 2011. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

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

Services Contributed by Stockholders —During the nine months ended September 30, 2011, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($42,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the nine months ended September 30, 2011.

5. GAIN ON CANCELLATION OF LIABILITY

During the first quarter ended March 31, 2011, the Company recorded a write off of $230,000 of accounts payable. The Company determined to write off these accounts payable because it determined that the time allowed a creditor to collect upon these accounts payable (ie: the statute of limitations) had expired. This amount is included in other income in the Company’s statement of operations.

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

Comparison of Quarter Ended September 30, 2011 to Quarter Ended September 30, 2010

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2011 were $20,000 as compared to $28,000 for the quarter ended September 30, 2010. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.

Net Income(Loss). Net loss for the quarter ended September 30, 2011 was $20,000 compared to $28,000 for the quarter ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 were $69,000 compared to $81,000 for the nine months ended September 30, 2010. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.

Net Income (Loss). Net income for the nine months ended September 30, 2011 was $161,000 compared to a net loss of $81,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of approximately $2,000 and total liabilities of $39,000 compared to cash of $83,000 and total liabilities of $243,000 as of September 30, 2010. In May 2011, we borrowed the sum of $20,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. We are obligated to repay to Elao, LLC the $20,000 together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction.

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

Discussion of Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2011 was $21,000 compared to net cash used in operating activities for the nine months ended September 30, 2010 of $39,000.

We had $20,000 of net cash provided by financing activities for the nine months ended September 30, 2011 and none for the nine months ended September 30, 2010.

Liquidity Sources

Our current source of liquidity consists of cash on hand. As of September 30, 2011, we had $2,000 of cash compared to $3,000 of cash as of December 31, 2010.

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

During the nine months ended September 30, 2011, we funded our operations with cash on hand.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODIMO INCORPORATED Registrant

Date: November 11, 2011	/s/ Amerisa Kornblum
Amerisa Kornblum

Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)