Form 10-K
period 2011-12-31
Odimo INC
filed 2012-03-26
CIK 1292026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2011 as reported by the OTCBB was approximately $ 308,706,97. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2012, 11,086,575 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ODIMO INCORPORATED

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

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

Recent Developments

On October 29, 2010, we entered into a Share Exchange Agreement with Standard Crushed Stone Industry Limited, a Cayman Islands company (SCSI”) and its sole shareholder Republic Rock United Industry Limited, a BVI company (“Republic Rock“). On November 11, 2010, we closed the transactions under the Share Exchange Agreement and acquired from Republic Rock all of the outstanding shares of SCSI in exchange for the issuance of 235,281,759 shares of Odimo Common Stock (the “Reverse Merger”). SCSI, through its affiliated entities located and operating in the Shiyan Region of the People’s Republic of China, is engaged in the manufacture and distribution of cement and cement products.

On February 4, 2011 the parties rescinded the Share Exchange Agreement and voided, the Reverse Merger (the “Rescission”). In January 2011, we were advised by local governmental authorities in the Hubei Province of the People’s Republic of China (“PRC”) that our application made under the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles (“Circular 75”) issued in October 2005 by the PRC State Administration of Foreign Exchange (“SAFE”) had not been approved (the “Non-Approval”). As a result of the Non-Approval, Odimo is precluded from engaging in equity financing outside of China for Hubei Jinlong Cement Company (“Hubei Jinlong”), the PRC company whose business operations had become controlled by Odimo pursuant to the Reverse Merger and accordingly Hubei Jinlong would not be able to carry out its business plan. The parties to the Share Exchange Agreement determined that it was fair to and in the best interests of their respective corporations and shareholders to rescind the Share Exchange Agreement and unwind the Reverse Merger and the other transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in the Rescission Agreement.

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

Going Concern

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2011, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

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

If we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt, including loans from related parties. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities. Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2011, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

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

Our common stock is currently quoted for trading on the OTC Pink Market-which may adversely impact the liquidity of our shares and reduce the value of an investment in our stock.

Effective August 14, 2006, our common stock was delisted from quotation on the Nasdaq Global Market (formerly known as the Nasdaq National Market) and on the same day our common stock became quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board (OTCBB) and it now is quoted for trading on the OTC Pink -electronic quotation system–Current Information Tier of the OTC Markets. Our common stock has historically been sporadically or “thinly traded” (meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent) and no assurances can be given that a broader or more active public trading market for our common stock will develop or be sustained in the future or that current trading levels will be sustained. You may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Pink Market and is considered a “penny stock.” The OTC Pink Market is generally regarded as a less efficient trading market than the NASDAQ Market.

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

Elao, LLC, a limited liability company controlled by Alan Lipton and a trust established for the benefit of Mr. Lipton’s child together own approximately 38.6% of our outstanding voting stock. Two other stockholders control an additional 34.52% of our outstanding common stock. Accordingly, each of these stockholders will have significant influence over the management and affairs of Odimo and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Odimo or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, these stockholders may take actions that Odimo’s other stockholders do not view as beneficial.

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

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted for trading on the Nasdaq National Market from February 15, 2005 through August 13, 2006 and currently is quoted on the OTC Pink Market. The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the quarterly periods for fiscal years 2011 and 2010. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2010	.12	.04
Second Quarter 2010	.25	.06
Third Quarter 2010	.24	.11
Fourth Quarter 2010	.25	.13

First Quarter 2011	.20	.09
Second Quarter 2011	.13	.10
Third Quarter 2011	.15	.09
Fourth Quarter 2011	.15	.08

The approximate number of holders of record of our common stock as of March 25, 2012 is 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan

The following table details our equity compensation plan as of December 31, 2011:

2011 EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	$0	559,391
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0	559,391

Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item  6.

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

In May 2011 and February 2012, we borrowed the sum of $20,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the $10,000 and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates.

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2011, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2011 and 2010 were $89,000 and $175,000, respectively. During 2011, such expenses consisted primarily of rent, accounting and other general and administrative expenses. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income(Loss). Net Income for the year ended December 31, 2011 was $140,000. During 2011, the Company recorded income of $230,000 resulting from the write-off of accounts payable. Net loss for the year ended 2010 was $175,000.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of approximately $9,000 and total liabilities of approximately $53,000. We intend to continue devoting substantially all of our time to identifying merger or acquisition candidates. In the event we locate an acceptable operating business, we intend to effect the transaction utilizing any combination of our Common Stock, cash on hand, or other funding sources that we reasonably believe are available. However, there can be no assurances that we will be able to consummate a merger or acquisition of an operating business on terms favorable to us, if at all, or that other funding sources will be available. If such shares of Common Stock are issued, our stockholders will experience a dilution of their ownership interest. If a substantial number of shares of common stock are issued in connection with a business combination, a change in control may occur.

Discussion of Cash Flows

Net cash used in operating activities for the year ended December 31, 2011 and December 31, 2010 was $24,000 and $119,000, respectively.

Net cash provided by investing activities in the years ended December 31, 2011 and 2010 was $0. Net cash provided by financing activities in the year ended December 31, 2011 and 2010 was $30,000 and $0. Net cash provided by financing activities in 2011 includes $30,000 in loans from a related party.

Liquidity Sources

Our current source of liquidity consists of cash on hand. As of December 31, 2011, we had $9,000 of cash on hand. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.

In May 2011 and February 2012, we borrowed the sum of $20,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the $10,000 and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates.

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

Recent Accounting Standards Adopted in 2011

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.	Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.	Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

1.	Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.	Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Recent Accounting Standards not yet Adopted

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04 Fair Value Measurement (Topic 820) which amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The ASU simplifies how entities, both public and nonpublic, test goodwill for impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Due to the material weakness (discussed below in subsection c of this Item), our disclosure controls and procedures were not effective as of December 31, 2011 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because we create, review and process financial data without internal independent review.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officer and director, their ages and present positions with Odimo as of March 25, 2011. There are currently no committees of the Board of Directors.

Name	Age	Position
Alan Lipton	61	Director

Amerisa Kornblum	50	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.odimo.com. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2011.

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

Amerisa Kornblum, our sole executive officer (the “Named Executive”) was paid no compensation and no amounts were accrued for her services during 2010 and 2011.

Stock Options /Equity Awards

No stock options or equity awards were granted, exercised or outstanding in favor of any of the Named Executive during our fiscal year ended December 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2012, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) the Named Executive, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them and their address is our address.

Applicable percentage ownership in the following table is based on 11,086,575 shares of common stock outstanding as of March 25, 2012.

PRINCIPAL STOCKHOLDERS

BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENTAGE
5% Stockholders
ELAO, LLC (1)
c/o Alan Lipton	3,096,058	27.93%

Lily Maya Lipton Family Trust (1)	4,274,629	38.56%
c/o Alan Lipton, Trustee

Relao 2, LLC (4)	1,178,571	10.63%
c/o Charles Rennert
100 SE 2 nd Street 2900 Miami FL 33131

Bruce Galloway (3)	2,648,377	23.89%
Gary Herman (3)
c/o Galloway Capital Management, LLC
720 Fifth Avenue, New York, NY 10019

DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton (1) (2)	4,274,629	38.56%
Amerisa Kornblum (4)	178,571	1.6%

All directors and executive officers as a group (2 persons)	4,281,127	38.62%

(1)	Lily Maya Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power over the shares owned by Elao, LLC. Alan Lipton has shared voting and dispositive over the shares owned by the Lily Trust.
(2)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.

(3)	Represents 816,482 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account which Mr. Galloway has sole power to vote and dispose, 31,500 shares of Common Stock held by Mr. Galloway’s children for which he has the sole power to vote and dispose, and 1,800,395 shares of Common Stock held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) for which Messrs. Galloway and Herman have the shared power to vote and dispose. Messrs. Galloway and Herman are managing members of Galloway Capital Management, LLC, the general partner of STEP. Messrs. Galloway and Herman disclaim beneficial ownership of the shares of Common Stock directly beneficially owned by STEP except for: (i) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (ii) the indirect interests of Mr. Galloway by virtue of his being a limited partner of STEP.
(4)	Does not include shares held by Elao, LLC. Each of Ms. Kornblum and an entity , the principals of which are the same principals of Relao 2, LLC have a contingent contractual right to receive 33.3% of the proceeds upon sale of these shares. The principals of Relao, LLC and Relao 2, LLC are shareholders, directors and officers of Rennert Vogel Mandler & Rodriguez, P.A., a law firm who has and continues to provide legal services to the Company.

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

Our Board of Directors, which only consists of one person is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general under regulations promulgated by the SEC, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more one percent of the average of a smaller reporting company’s total assets at year end for the last two completed fiscal years. In reviewing and approving any related party transaction or material amendment to any such transaction, the Board of Directors must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

In May 2011 and February 2012, we borrowed the sum of $20,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the $10,000 and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective December 3, 2010, Marcum LLP (“Marcum”) was dismissed as our certifying independent accountant. The Board of Directors (“Board”) of the Company approved such dismissal on December 3, 2010.

Marcum’s report on the Registrant’s financial statements for the two years ended December 31, 2009 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as audit scope, or accounting principles, but included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

For the two years ended December 31, 2009 and through the date of their dismissal, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused it to make reference to this subject matter of the disagreements in connection with its report, nor were there any “reportable events” as such term as described in Item 304(a)(1)(v) of Regulation S-K.

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

Audit and Non-Audit Fees

The following table sets forth fees billed to us by Marcum for services provided during the period for the period from January 1, 2010 through December 3, 2010:

Thru Dec 3, 2010
Audit Fees	$30,000
Audit Related Fees	0
Tax Fees	0
All Other Fees (1)	7,000

Total	$37,000

(1)	Consists of fees related to due diligence activities relating to the Reverse Merger.

The following table sets forth fees billed to us by PMB Helin Donovan, LLP for services provided from December 3, 2010 through December 31, 2010 and for the fiscal year ended December 31, 2011:

	From Dec. 3 thru Dec. 31, 2010	Year ended Dec. 31, 2011
Audit Fees	$0	$19,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$0	19,000

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

All Other Fees. Other than fees for due diligence services performed by Marcum in connection with the Reverse Merger, Odimo did not incur any additional fees under this category.

Board Pre-Approval Policies And Procedures

We do not have an Audit Committee. The Board of Directors’ policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Board regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2011, all services were pre-approved by the Board in accordance with this policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. The following financial statements of Odimo Incorporated and Report of PMB Helin Donavan, LLP independent registered public accounting firm, are included in this report:

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

ODIMO INCORPORATED

Dated: March 26, 2012	By:	/s/ Amerisa Kornblum
		Name:	Amerisa Kornblum
		Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer )	March 26, 2012

/s/ Alan Lipton Alan Lipton	Sole Director	March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Odimo Incorporated:

We have audited the accompanying balance sheets of Odimo Incorporated (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odimo Incorporated as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred recurring operating losses and has a negative working capital at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

Seattle, WA

March 26, 2012

ODIMO, INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$9	$3

Total Assets	$9	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$—	$230
Accrued liabilities	20	10
Note payable, related party	33	3

Total current liabilities	$53	$243

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,639	104,583
Accumulated deficit	(104,693)	(104,833)

Total stockholders’ deficiency	(44)	(240)

Total liabilities and stockholders’ deficiency	$9	$3

See notes to audited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010

Revenues	$—	$—

Operating expenses	90	175

Total operating expenses	90	175

Loss from Operations	(90)	(175)

Other Income (Expense):
Gain on debt forgiveness	230	—

Net Income (Loss)	$140	$(175)

Net Income (Loss) per Common Share
Basic and diluted	$0.01	$(0.02)

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086

See notes to audited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$140	$(175)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Charge in lieu of compensation contributed by officer and related party	56	56
Gain on forgiveness of debt	(230)	—
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued liabilities	10	—

Net cash used in operating activities	(24)	(119)

Cash Flows from Investing Activities:
	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Loan payable to related party	30	—

Net cash provided by financing activities	30	—

Net decrease in Cash and Cash Equivalents	6	(119)

Cash and Cash Equivalents, Beginning of period	3	122

Cash and Cash Equivalents, End of period	$9	$3

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Taxes	$—	$—

See notes to audited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(in thousands, except per share data)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity Deficiency

BALANCE-December 31, 2009	11,086	$10	$104,583	$(104,658)	(121)
Credits arising from services contributed by related parties		—	56	—	56
Net loss	—	—	—	(175)	(175)

BALANCE-December 31, 2010	11,086	10	104,639	(104,833)	$(240)
Services contributed by stockholders	—	—	56	—	56
Net Income	—	—	—	140	140

BALANCE-December 31, 2011	11,086	$10	$104,695	$(104,693)	$(44)

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

Recent Accounting Standards Adopted in 2011

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.	Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.	Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

1.	Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.	Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

ODIMO INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 did not have a material impact on our disclosure.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update. The adoption of ASU 2010-21 did not have a material impact on the Company.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. The adoption of ASU 2010-22 did not have a material impact on the Company.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

Recent Accounting Standards not yet Adopted

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04 Fair Value Measurement (Topic 820) which amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The ASU simplifies how entities, both public and nonpublic, test goodwill for impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ODIMO INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

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

The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2011 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2011, its financial statements reflected negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ODIMO INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

4. INCOME TAXES

As of December 31, 2011, the Company had available approximately $78 million of net operating loss carry forwards to reduce future Federal income taxes. No deferred tax asset has been recorded for these net operating loss carry forwards as of December 31, 2011 and 2010, due to the uncertainty surrounding their realizations as a result of the Company’s recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$26,560	$26,600

Total deferred tax assets	26,560	26,600
Less: Valuation allowance	(26,560)	(26,600)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets decreased by $40 during 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2011 and 2010.

Reconciliation between the expected tax benefit and reported tax expense for the years ended December 31:

	2011	2010
Federal tax benefit at federal statutory rate of 34%	$4	$(2)
Increase (decrease) in valuation allowance for deferred tax asset	(4)	2

Effective tax rate	$—	$—

5. RELATED PARTY TRANSACTIONS

Note Payable to Related Party — In May 2011 and February 2012, we borrowed the sum of $20,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman)(“STEP”). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the $10,000 and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. The Company used the proceeds of the loans from its shareholders for payment of its existing liabilities.

ODIMO INCORPORATED AND SUBSIDIARIES

Notes to Financial Statements

Services Contributed by Stockholders — During the years ended December 31, 2011 and 2010, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($56,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for each of the years ended December 31, 2011 and 2010.

6. GAIN ON CANCELLATION OF LIABILITY

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

7. SUBSEQUENT EVENTS

In February 2012, we borrowed the sum $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. Additionally, in February 2012, we borrowed the sum of $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman).