Form 10-Q
period 2012-03-31
Odimo INC
filed 2012-05-07
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ODIMO, INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash	$10	$9

Total Assets	$10	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$21	$20
Note payable, related party	48	33

Total current liabilities	$69	$53

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,653	104,639
Accumulated deficit	(104,722)	(104,693)

Total stockholders’ deficiency	(59)	(44)

Total liabilities and stockholders’ deficiency	$10	$9

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$—	$—
Operating expenses	29	18

Total operating expenses	29	18

Loss from Operations	(29)	(18)

Other Income (Expense):
Gain on debt forgiveness	—	230

Net Income (Loss)	$(29)	$212

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$0.02

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(29)	$212
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Charge in lieu of compensation contributed by officer and related party	14	14
Gain on forgiveness of debt	—	(230)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued liabilities	1	6

Net cash provided by (used in) operating activities	(14)	2

Cash Flows from Investing Activities:	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Loan payable to related party	15	—

Net cash provided by financing activities	15	—

Net Increase (decrease) in Cash and Cash Equivalents	1	2
Cash and Cash Equivalents, Beginning	9	3

Cash and Cash Equivalents, Ending	$10	$5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Taxes	$—	$—

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED

Notes to Unaudited Condensed Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements — The interim financial statements as of March 31, 2012, and for the periods ended March 31, 2012 and 2011, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2012 and the results of its operations and its cash flows for the periods ended March 31, 2012 and 2011. These results are not necessarily indicative of the results expected for the year ending December 31, 2012. The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements on its Annual Report on Form 10-K as of December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

Business — The Company is a non-operating public shell company. The Company is seeking suitable candidates for a business combination with a private company. The Company previously was an online retailer of watches, luxury goods, diamonds and jewelry through three websites, www.diamond.com, www.ashford.com and www.worldofwatches.com. The Company’s operating results disclosed in this Quarterly Report on Form 10-Q are not meaningful to its future results.

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

In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $10,000 of cash on hand as of March 31, 2012. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

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

Services Contributed by Stockholders —During the three months ended March 31, 2012, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($14,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the three months ended March 31, 2012.

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

Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

We generated no revenue during either the quarter ended March 31, 2012 or 2011.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2012 were $29,000. General and administrative expenses for the quarter ended March 31, 2011 were $18,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, insurance, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.

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

Net Loss. Net loss for the quarter ended March 31, 2012 was $29,000 compared to net income for the quarter ended March 31, 2011 of $212,000.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of approximately $10,000 and total liabilities of $69,000 compared to cash of $9,000 and total liabilities of $53,000 as of December 31, 2011. In May 2011 and February 2012, we borrowed the sum of $20,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the $10,000 and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates.

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

Discussion of Cash Flows

Net cash used in operating activities for the quarter ended March 31, 2012 was $14,000 compared to net cash provided by operating activities for the quarter ended March 31, 2011 of $2,000. Net cash provided by financing activities was comprised of loans from related parties of $15,000.

Liquidity Sources

Our current sources of liquidity consist of cash on hand. As of March 31, 2012, we had approximately $10,000 of cash compared to $9,000 of cash as of December 31, 2011.

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

During the first quarter ended March 31, 2012, we funded our operations with cash on hand.

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

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011, during the course of preparing our financial statements for the year ended December 31, 2011, we identified a material weakness in connection with the evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our management, comprised solely of our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), has evaluated the effectiveness of our “disclosure controls and procedures” (as such items are defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO/CFO has concluded that, due to the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ODIMO INCORPORATED Registrant

Date: May 7, 2012	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)