Form 10-Q
period 2012-09-30
Odimo INC
filed 2012-11-13
CIK 1292026

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, the registrant had 11,086,575 shares of common stock outstanding.

ODIMO, INCORPORATED

Page

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4. Controls and Procedures	12

PART II. OTHER INFORMATION	13

ITEM 6. Exhibits	13

SIGNATURES	14

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ODIMO, INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash	$4	$9

Total Assets	$4	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$22	$20
Note payable, related party	58	33

Total current liabilities	80	53

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,681	104,639
Accumulated deficit	(104,767)	(104,693)

Total stockholders’ deficiency	(76)	(44)

Total liabilities and stockholders’ deficiency	$4	$9

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$—
Operating expenses	20	20	74	69

Total operating expenses	20	20	74	69

Loss from Operations	(20)	(20)	(74)	(69)

Other Income (Expense):
Gain on debt forgiveness	—	—	—	230

Net Income (Loss)	$(20)	$(20)	$(74)	$161

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086	11,086	11,086

See notes to unaudited condensed financial statements.

ODIMO, INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(74)	$161
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Charge in lieu of compensation contributed by officer and related party	42	42
Gain on forgiveness of debt	—	(230)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued liabilities	2	6

Net cash used in operating activities	(30)	(21)

Cash Flows from Investing Activities:
	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Loan payable to related party	25	20

Net cash provided by financing activities	25	20

Net Increase (decrease) in Cash and Cash Equivalents	(5)	(1)
Cash and Cash Equivalents, Beginning	9	3

Cash and Cash Equivalents, Ending	$4	$2

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Taxes	$—	$—

See notes to unaudited condensed financial statements.

ODIMO INCORPORATED

Notes to Unaudited Condensed Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements — The interim financial statements as of September 30, 2012, and for the periods ended September 30, 2012 and 2011, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of September 30, 2012 and the results of its operations and its cash flows for the periods ended September 30, 2012 and 2011. These results are not necessarily indicative of the results expected for the year ending December 31, 2012. The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements on its Annual Report on Form 10-K as of December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

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

In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

ODIMO INCORPORATED

Notes to Unaudited Condensed Financial Statements

4. RELATED PARTY TRANSACTIONS

Note Payable to Related Party — In May 2011, February 2012, and June 2012, we borrowed the sum of $20,000, $10,000, and $10,000, respectively, from Elao, LLC. The Lily Maya Lipton Family Trust (the “Lily Trust”) is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. We are obligated to repay to Elao, LLC the June 2012 Elao Borrowing together with interest at 5% per annum, on the earlier to occur of (x) June 1, 2015; or (y) the date we consummate a reverse merger transaction or (z) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. We are obligated to repay to Elao, LLC the February 2012 Elao Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2015; or (y) the date we consummate a reverse merger transaction or (z) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. We are obligated to repay to Elao, LLC the May 2011 Elao Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2014; or (y) the date we consummate a reverse merger transaction. In December 2011 and February 2012, we borrowed the sum of $10,000 (the “December 2011 STEP Borrowing”) and $5,000 (the “$5,000 February 2012 STEP Borrowing”) from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”). We are obligated to repay to STEP the December 2011 STEP Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2014; or (y) the date we consummate a reverse merger transaction. We are obligated to repay to STEP the February 2012 STEP Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2015; or (y) the date we consummate a reverse merger transaction or (z) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. In November 2012 we sold $8,333 principal amount of our 5% Unsecured Convertible Promissory Notes due October 31, 2015, to each of the Lily Trust, STEP and Relao 2, LLC, each of whom is the beneficial owner of in excess of 10% of the outstanding shares of the Company’s Common Stock prior to the purchase of the convertible debentures. The convertible notes are convertible, at the option of the holder, at any time at one time prior to maturity, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the convertible note by $.12, as adjusted for certain corporate actions taken by the Company.

The Company used the proceeds of the loans from its shareholders for payment of its existing liabilities.

Services Contributed by Stockholders —During the nine months ended September 30, 2012, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($42,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the nine months ended September 30, 2012.

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

Comparison of Quarter Ended September 30, 2012 to Quarter Ended September 30, 2011

We generated no revenue during either the quarter ended September 30, 2012 or 2011.

General and Administrative Expenses. General and administrative expenses for each of the quarters ended September 30, 2012 and 2011 were $20,000. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.

Net Loss. Net loss for the quarter ended September 30, 2012 was $20,000 compared to $20,000 for the quarter ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

We generated no revenue for the nine months ended September 30, 2012 or 2011.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $74,000 compared to $69,000 for the nine months ended September 30, 2011. We believe that while we are a non-operating shell company, our operating expenses will include rent, accounting and other general and administrative expenses as well as costs associated with seeking to locate and consummate a business combination.

Net Loss. Net loss for the nine months ended September 30, 2012 was $74,000 compared to a net income of $161,000 for the nine months ended September 30, 2011, which net income was recorded as a result of our write-off of accounts payable.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of approximately $4,000 and total liabilities of $80,000 compared to cash of $9,000 and total liabilities of $53,000 as of December 31, 2011. In June 2012 we borrowed from Elao, LLC the sum of $10,000 (the “June 2012 Elao Borrowing”); in February 2012 we borrowed from Elao, LLC the sum of $10,000 (the “February 2012 Elao Borrowing”) and in May 2011 we borrowed from Elao, LLC the sum of $20,000 (the “May 2011 Elao Borrowing”). The Lily Maya Lipton Family Trust (the “Lily Trust”) is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. We are obligated to repay to Elao, LLC the June 2012 Elao Borrowing together with interest at 5% per annum, on the earlier to occur of (x) June 1, 2015; or (y) the date we consummate a reverse merger transaction or (z) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. We are obligated to repay to Elao, LLC the February 2012 Elao Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2015; or (y) the date we consummate a reverse merger transaction or (z) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. We are obligated to repay to Elao, LLC the May 2011 Elao Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2014; or (y) the date we consummate a reverse merger transaction. In December 2011 and February 2012, we borrowed the sum of $10,000 (the “December 2011 STEP Borrowing”) and $5,000 (the “$5,000 February 2012 STEP Borrowing”) from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”). We are obligated to repay to STEP the December 2011 STEP Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2014; or (y) the date we consummate a reverse merger transaction. We are obligated to repay to STEP the February 2012 STEP Borrowing together with interest at 5% per annum, on the earlier to occur of (x) May 1, 2015; or (y) the date we consummate a reverse merger transaction or (z) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates. In November 2012 we sold $8,333 principal amount of our 5% Unsecured Convertible Promissory Notes due October 31, 2015, to each of the Lily Trust, STEP and Relao 2, LLC, each of whom is the beneficial owner of in excess of 10% of the outstanding shares of the Company’s Common Stock prior the purchase of the convertible debentures. The convertible notes are convertible, at the option of the holder, at any time at one time prior to maturity, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the convertible note by $.12, as adjusted for certain corporate actions taken by the Company.

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

Discussion of Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2012 was $30,000 compared to $21,000 for the nine months ended September 30, 2011.

We had net cash provided by financing activities of $25,000 and $20,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Liquidity Sources

Our current sources of liquidity consist of cash on hand. As of September 30, 2012, we had approximately $4,000 of cash compared to $9,000 of cash as of December 31, 2011.

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

During the nine months ended September 30, 2012, we funded our operations primarily with cash on hand and from the net proceeds from shareholder loans.

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

ODIMO INCORPORATED Registrant

Date: November 13, 2012	/s/ Amerisa Kornblum
Amerisa Kornblum
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)