Form 10-K
period 2012-12-31
Odimo INC
filed 2013-03-29
CIK 1292026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its Common Stock on June 30, 2012 as reported by the OTCBB was approximately $336,771. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2013, 11,086,575 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ODIMO INCORPORATED

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

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

ITEM 1. BUSINESS

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Odimo”, “we”, “our”, “ours”, and “us” refers to Odimo Incorporated, a Delaware corporation.

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

Going Concern

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2012 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2012, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

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

We are a non-operating shell company.

We are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that, if identified, we will be able to consummate a transaction on terms acceptable to us.

If we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt, including loans from related parties. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities. Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2012 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2012, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

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

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE AND THEREFORE IT IS POSSIBLE THAT OUR SHAREHOLDERS WILL NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT IN OUR STOCK AND WE MAY NOT HAVE ACCESS TO CAPITAL AVAILABLE TO COMPANIES TRADING ON THESE EXCHANGES.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE MKT. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.

The NASDAQ, NYSE, and NYSE MKT have adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $40 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $40 million exception, which could adversely impact our ability to access U.S. stock exchanges. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect our common stock’s liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

ITEM 2. PROPERTIES

Our corporate mailing address is 9858 Clint Moore Road, Boca Raton, Florida, 33496. We currently do not maintain an office.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted for trading on the Nasdaq National Market from February 15, 2005 through August 13, 2006 and currently is quoted on the OTC Pink Market. The following table sets forth the high and low closing sales prices for our common stock as reported on the OTCBB for the quarterly periods for fiscal years 2012 and 2011. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2012	$0.20	$0.11
Second Quarter 2012	$0.15	$0.11
Third Quarter 2012	$0.20	$0.08
Fourth Quarter 2012	$0.52	$0.11

First Quarter 2011	$0.20	$0.09
Second Quarter 2011	$0.13	$0.10
Third Quarter 2011	$0.15	$0.09
Fourth Quarter 2011	$0.15	$0.06

The approximate number of holders of record of our common stock as of March 25, 2013 is 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan

The following table details our equity compensation plan as of December 31, 2012:

2012 EQUITY COMPENSATION PLAN INFORMATION

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

In May 2011, February 2012 and June 2012, we borrowed the sum of $20,000, $10,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the two $10,000 amounts and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates (See Note 3 to the financial statements). In November 2012 we sold $8,333 principal amount of our 5% Unsecured Convertible Promissory Notes due October 31, 2015, to each of the Lily Trust, STEP and Relao 2, LLC, each of whom is the beneficial owner of in excess of 10% of the outstanding shares of the Company’s Common Stock prior the purchase of the convertible debentures. The convertible notes are convertible, at the option of the holder, at any time at one time prior to maturity, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the convertible note by $0.12, as adjusted for certain corporate actions taken by the Company.

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended December 31, 2012 includes an explanatory paragraph regarding our ability to continue as a going concern. As shown in our historical financial statements, we have incurred significant recurring net losses and negative cash flows from operations for the past several years and as of December 31, 2012, our financial statements reflect negative working capital and a stockholders’ equity deficiency.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2012

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were $112,000 and $90,000, respectively. During 2012, such expenses consisted primarily of rent, accounting and other general and administrative expenses. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). Net Loss for the year ended December 31, 2012 was $115,000 compared to net income for the year ended December 31, 2011 of $140,000. During 2011, the Company recorded income of $230,000 resulting from the write-off of accounts payable.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of approximately $5,000 and total liabilities of approximately $108,000. We intend to continue devoting substantially all of our time to identifying merger or acquisition candidates. In the event we locate an acceptable operating business, we intend to effect the transaction utilizing any combination of our Common Stock, cash on hand, or other funding sources that we reasonably believe are available. However, there can be no assurances that we will be able to consummate a merger or acquisition of an operating business on terms favorable to us, if at all, or that other funding sources will be available. If such shares of Common Stock are issued, our stockholders will experience a dilution of their ownership interest. If a substantial number of shares of common stock are issued in connection with a business combination, a change in control may occur.

Discussion of Cash Flows

Net cash used in operating activities for the year ended December 31, 2012 and December 31, 2011 was $54,000 and $24,000, respectively.

Net cash provided by investing activities in the years ended December 31, 2012 and 2011 was $0. Net cash provided by financing activities in the year ended December 31, 2012 and 2011 was $50,000 and $30,000. Net cash provided by financing activities in 2012 and 2011 includes $50,000 and $30,000 in loans from a related party.

Liquidity Sources

Our current source of liquidity consists of cash on hand. As of December 31, 2012, we had $5,000 of cash on hand. Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with original maturities of 90 days or less at the time of purchase.

In May 2011 and February 2012 and June 2012, we borrowed the sum of $20,000, $10,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the two $10,000 amounts and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co., a former reverse merger party and/or their affiliates (See Note 3 to the financial statements). In November 2012 we sold $8,333 principal amount of our 5% Unsecured Convertible Promissory Notes due October 31, 2015, to each of the Lily Trust, STEP and Relao 2, LLC, each of whom is the beneficial owner of in excess of 10% of the outstanding shares of the Company’s Common Stock prior the purchase of the convertible debentures. The convertible notes are convertible, at the option of the holder, at any time at one time prior to maturity, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the convertible note by $0.12, as adjusted for certain corporate actions taken by the Company.

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

Recent Accounting Standards Adopted in 2012

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04 Fair Value Measurement (Topic 820) which amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The ASU simplifies how entities, both public and nonpublic, test goodwill for impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its financial position, results of operations, or cash flows.

Management does not believe that other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

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

Due to the material weakness (discussed below in subsection c of this Item), our disclosure controls and procedures were not effective as of December 31, 2012 to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and disclosed appropriately.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 because we create, review and process financial data without internal independent review.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our executive officer and director, their ages and present positions with Odimo as of March 25, 2013. There are currently no committees of the Board of Directors.

Name	Age	Position
Alan Lipton	62	Director
Amerisa Kornblum	51	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Alan Lipton was our Chairman of our Board of Directors from May 2004 and a member of our Board of Directors from November 1999 through November 11, 2010, the date of the closing of a reverse merger transaction with Hubei Jinlong Cement Company, a PRC based cement manufacturer and distributor, which reverse merger transaction was rescinded in February 2011 (the “Reverse Merger”). Mr. Lipton resumed his tenure as a director on February 4, 2011 in connection with the rescission of the Reverse Merger. From November 1999 through May 11, 2006, Mr. Lipton was our Chief Executive Officer and President. In 1994, Mr. Lipton founded the Lipton Foundation, a philanthropic organization. From 1994 to the present, Mr. Lipton has been involved with the Lipton Foundation and in various real estate development projects in South Florida. We believe Mr. Lipton’s business experience, including experience in public companies qualifies him to serve on our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all

Section 16(a) forms they file. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2012 Forms 4 were not filed regarding the November 2012 acquisition of convertible notes from the Company.

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

Amerisa Kornblum, our sole executive officer (the “Named Executive”) was paid no compensation and no amounts were accrued for her services during 2011 and 2012.

Stock Options /Equity Awards

No stock options or equity awards were granted, exercised or outstanding in favor of any of the Named Executive during our fiscal year ended December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2013, certain information with respect to the beneficial ownership of Odimo’s Common Stock by (i) each stockholder known by Odimo to be the beneficial owner of more than 5% of Odimo’s Common Stock, (ii) each director of Odimo, (iii) the Named Executive, and (iv) all directors and executive officers of Odimo as a group. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them and their address is our address.

Applicable percentage ownership in the following table is based on 11,086,575 shares of common stock outstanding as of March 25, 2013.

PRINCIPAL STOCKHOLDERS

BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENTAGE
5% Stockholders
ELAO, LLC (1)	3,096,058	27.93%
c/o Alan Lipton
655 Ocean Boulevard Golden Beach, FL 33160
Lily Maya Lipton Family Trust (1)	4,274,629	38.56%
c/o Alan Lipton, Trustee
655 Ocean Boulevard Golden Beach, FL 33160
Relao 2, LLC (4)(5)	1,178,571	10.63%
c/o Charles Rennert
100 SE 2nd Street 2900 Miami FL 33131
Bruce Galloway (3)	2,648,377	23.89%
Gary Herman (3)c/o Galloway Capital Management, LLC
720 Fifth Avenue New York, NY 10019
DIRECTORS AND EXECUTIVE OFFICERS
Alan Lipton (1) (2)	4,274,629	38.56%
Amerisa Kornblum (4)	178,571	1.6%
All directors and executive officers as a group (2 persons)	4,281,127	38.62%

(1)	Lily Maya Lipton Family Trust (the “Lily Trust”) is the sole member of Elao, LLC, a Florida limited liability company. Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. Both the Lily Trust and Alan Lipton have shared voting and dispositive power over the shares owned by Elao, LLC. Alan Lipton has shared voting and dispositive over the shares owned by the Lily Trust. Does not include any shares issuable upon conversion of a $8,333 principal amount of Convertible Note issued to and currently held by Elao, LLC in November 2012, which Convertible Note is convertible, at any time and from time to time, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the Convertible Note by $0.12, as adjusted for certain corporate actions taken by the Company.
(2)	Includes 1,682 shares held by Lipton Partnership, a general partnership in which Alan Lipton has a beneficial interest.
(3)	Represents 816,482 shares of Common Stock held by Mr. Galloway’s Individual Retirement Account which Mr. Galloway has sole power to vote and dispose, 31,500 shares of Common Stock held by Mr. Galloway’s children for which he has the sole power to vote and dispose, and 1,800,395 shares of Common Stock held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) for which Messrs. Galloway and Herman have the shared power to vote and dispose. Messrs. Galloway and Herman are managing members of Galloway Capital Management, LLC, the general partner of STEP. Messrs. Galloway and Herman disclaim beneficial ownership of the shares of Common Stock directly beneficially owned by STEP except for: (i) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (ii) the indirect interests of Mr. Galloway by virtue of his being a limited partner of STEP. Does not include shares issuable upon conversion of a $8,333 principal amount of Convertible Note issued to and currently held by STEP in November 2012, which Convertible Note is convertible, at any time and from time to time, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the Convertible Note by $0.12, as adjusted for certain corporate actions taken by the Company.
(4)	Does not include shares held by Elao, LLC. Each of Ms. Kornblum and an entity , the principals of which are the same principals of Relao 2, LLC have a contingent contractual right to receive 33.3% of the proceeds upon sale of these shares. The principals of Relao, LLC and Relao 2, LLC are shareholders, directors and officers of Rennert Vogel Mandler & Rodriguez, P.A., a law firm who has and continues to provide legal services to the Company.
(5)	Does not include shares issuable upon conversion of a $8,333 principal amount of Convertible Note issued to and currently held by Relao, LLC in November 2012, which Convertible Note is convertible, at any time and from time to time, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the Convertible Note by $0.12, as adjusted for certain corporate actions taken by the Company.

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

Our Board of Directors, which only consists of one person, is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general under regulations promulgated by the SEC, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more than one percent of the average of a smaller reporting company’s total assets at year end for the last two completed fiscal years. In reviewing and approving any related party transaction or material amendment to any such transaction, the Board of Directors must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

In May 2011 and February 2012 and June 2012, we borrowed the sum of $20,000, $10,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, we borrowed the sum of $10,000 and $5,000 from our shareholder, Strategic Turnaround Equity Partners, LP (Cayman). We are obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date we consummate a reverse merger transaction. We are obligated to repay to Elao, LLC the two $10,000 amounts and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date we consummate a reverse merger transaction or (iii) the date we recover sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co. and/or their affiliates (See Note 3 to the financial statements). In November 2012 we sold $8,333 principal amount of our 5% Unsecured Convertible Promissory Notes due October 31, 2015, to each of the Lily Trust, STEP and Relao 2, LLC, each of whom is the beneficial owner of in excess of 10% of the outstanding shares of the Company’s Common Stock prior the purchase of the convertible debentures. The convertible notes are convertible, at the option of the holder, at any time at one time prior to maturity, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the convertible note by $0.12, as adjusted for certain corporate actions taken by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by PMB Helin Donovan, LLP for services provided for the fiscal year ended December 31, 2011 and 2012:

	Year ended Dec. 31, 2012	Year ended Dec. 31, 2011
Audit Fees	$21,000	$19,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$21,000	19,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of Odimo’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by its independent registered accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Odimo did not incur any additional fees under this category.

Tax Fees. Odimo did not incur any additional fees under this category.

All Other Fees. Odimo did not incur any additional fees under this category.

Board Pre-Approval Policies And Procedures

We do not have an Audit Committee. The Board of Directors’ policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Board regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2012, all services were pre-approved by the Board in accordance with this policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. The following financial statements of Odimo Incorporated and Report of PMB Helin Donavan, LLP independent registered public accounting firm, are included in this report:

2. Financial statement schedule: None.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

23.1 (1)	Consent of PMB Helin Donavan LLP

31.1 (1)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2 (1)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1 (1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith
***	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODIMO INCORPORATED

Dated: March 29, 2013	By:	/s/ Amerisa Kornblum
Name: Amerisa Kornblum
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Amerisa Kornblum Amerisa Kornblum	Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial and Accounting Officer )	March 29, 2013

/s/ Alan Lipton Alan Lipton	Sole Director	March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Odimo Incorporated:

We have audited the accompanying balance sheets of Odimo Incorporated (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odimo Incorporated as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred recurring operating losses and has a negative working capital at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

Seattle, WA

March 29, 2013

ODIMO, INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$5	$9

Total Assets	$5	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$25	$20
Notes payable, related party	83	33

Total current liabilities	108	53
Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 50 million shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300 million shares authorized, 11,086 shares issued and outstanding	10	10
Additional paid-in capital	104,695	104,639
Accumulated deficit	(104,808)	(104,693)

Total stockholders’ deficiency	(103)	(44)

Total liabilities and stockholders’ deficiency	$5	$9

See notes to financial statements.

ODIMO, INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011
Revenues	$—	$—
Operating expenses	112	90

Total operating expenses	112	90

Loss from Operations	(112)	(90)

Other Income (Expense):
Other income (expense)	(3)	—
Gain on debt forgiveness	—	230

Net Income (Loss)	$(115)	$140

Net Income (Loss) per Common Share
Basic and diluted	$(0.01)	$0.01

Weighted Average Number of Shares:
Basic and diluted	11,086	11,086

See notes to financial statements.

ODIMO, INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(115)	$140
Adjustments to reconcile (net loss) income to net cash used in operating activities:
Charge in lieu of compensation contributed by officer and related party	56	56
Gain on forgiveness of debt	—	(230)
Changes in operating assets and liabilities:
Increase (decrease) in:
Accrued liabilities	5	10

Net cash used in operating activities	(54)	(24)

Cash Flows from Investing Activities:
	—	—

Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable to related party	50	30

Net cash provided by financing activities	50	30

Net Increase (decrease) in Cash and Cash Equivalents	(4)	6
Cash and Cash Equivalents, Beginning	9	3

Cash and Cash Equivalents, Ending	$5	$9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—

Taxes	$—	$—

See notes to financial statements.

ODIMO, INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity Deficiency
BALANCE-December 31, 2010	11,086	$10	$104,583	$(104,833)	(240)
Credits arising from services contributed by related parties	—	—	56	—	56
Net Income	—	—	—	140	140

BALANCE-December 31, 2011	11,086	10	104,639	(104,693)	$(44)
Credits arising from services contributed by related parties	—	—	56	—	56
Net Loss	—	—	—	(115)	(115)

BALANCE-December 31, 2012	11,086	$10	$104,695	$(104,808)	$(103)

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

The Company’s independent registered public accounting firm’s report on its financial statements for the fiscal year ended December 31, 2012 includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. As shown in its historical financial statements, the Company has incurred significant recurring net losses for the past several years and as of December 31, 2012, its financial statements reflected negative working capital and a stockholders’ equity deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the Rescission, Odimo resumed its status as a shell company and will seek to effect a merger, acquisition or other business combination with an operating company, by using a combination of capital stock, cash on hand, or other funding sources, if available. Alan Lipton is the sole member of our Board of Directors and Amerisa Kornblum is our President and Chief Financial Officer. The Reverse Merger, as well as any action taken by the Company subsequent to the Reverse Merger, is null and void as if it never occurred. Standard Crushed is not now and as a result of the Rescission has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Share Exchange Agreement and Reverse Merger.

In connection with the closing of the Reverse Merger, the Company expended approximately $28,000 to cover transfer agent, printing and accounting fees and costs. Odimo used another $50,000 to cover legal fees of Hubei Jinlong, resulting in the Company having approximately $5,000 of cash on hand as of December 31, 2012. The Company may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to it, if at all. The Company’s plans to repay its liabilities as they become due may be impacted adversely by its inability to have sufficient liquid assets to satisfy its liabilities.

4. INCOME TAXES

As of December 31, 2012, the Company had available approximately $78 million of net operating loss carry forwards to reduce future Federal income taxes. No deferred tax asset has been recorded for these net operating loss carry forwards as of December 31, 2012 and 2011, due to the uncertainty surrounding their realizations as a result of the Company’s recurring losses.

These net operating loss carry forwards would have limited value to the Company in the event of a material change in control or ownership and all such losses are subject to the Internal Revenue Service Code which limit their applicability in the event ownership and control changes.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$26,590	$26,560

Total deferred tax assets	26,590	26,560
Less: Valuation allowance	(26,590)	(26,560)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets increased by $30,000 during 2012. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2012 and 2011.

Reconciliation between the expected tax benefit and reported tax expense for the years ended December 31 (in thousands):

	2012	2011
Federal tax benefit at federal statutory rate of 34%	$(3)	$4
Increase (decrease) in valuation allowance for deferred tax asset	3	(4)

Effective tax rate	$—	$—

5. RELATED PARTY TRANSACTIONS

Note Payable to Related Party — In May 2011 and February 2012 and June 2012, the Company borrowed the sum of $20,000, $10,000 and $10,000 from Elao, LLC. The Lily Maya Lipton Family Trust (“Lily Trust”) is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary. In December 2011 and February 2012, the Company borrowed the sum of $10,000 and $5,000 from its shareholder, Strategic Turnaround Equity Partners, LP (Cayman). The Company is obligated to repay to Elao, LLC the $20,000 and to STEP the $10,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2014; or (ii) the date the Company consummates a reverse merger transaction. The Company is obligated to repay to Elao, LLC the two $10,000 amounts and to STEP the $5,000, together with accrued interest at 5% per annum, on the earlier to occur of (i) May 1, 2015; or (ii) the date the Company consummates a reverse merger transaction or (iii) the date it recovers sufficient funds, if any, from an action we may pursue against Hubei Jinlong Cement Co., a former reverse merger party and/or their affiliates (See Note 3 to the financial statements). In November 2012 the Company sold $8,333 principal amount of its 5% Unsecured Convertible Promissory Notes due October 31, 2015, to each of the Lily Trust, STEP and Relao 2, LLC, each of whom is the beneficial owner of in excess of 10% of the outstanding shares of the Company’s Common Stock prior the purchase of the convertible debentures. The convertible notes are convertible, at the option of the holder, at any time at one time prior to maturity, into that number of shares of the Company’s Common Stock determined by dividing the principal balance of the convertible note by $0.12, as adjusted for certain corporate actions taken by the Company.

Services Contributed by Stockholders —During the years ended December 31, 2012 and 2011, certain stockholders rendered professional services to the Company. A charge in lieu of compensation for the estimated fair value of the services rendered by the officer and the related party ($56,000) has been charged to expense together with a credit to additional paid in capital in the accompanying financial statements for the years ended December 31, 2012 and 2011.

6. GAIN ON CANCELLATION OF LIABILITY

During the first quarter ended March 31, 2011, the Company recorded a write off of $230,000 of accounts payable. The Company determined to write off these accounts payable because it determined that the time allowed a creditor to collect upon these accounts payable (ie: the statute of limitations) had expired. This amount is included in other income in the Company’s statement of operations.

7. SUBSEQUENT EVENTS

In March 2013, we borrowed the sum $5,000 from Elao, LLC. The Lily Maya Lipton Family Trust is the sole member of Elao, LLC and Alan Lipton is the sole trustee of the Lily Trust and his daughter Lily Maya Lipton is the sole lifetime beneficiary.